Form 10-K
period 2007-12-31
MUST HAVES, INC.
filed 2008-03-31
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-52810

MUST HAVES, INC.

(Name of Small Business Issuer in its Charter)

Florida	05-0597678
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1507 Presidential Way, North Miami Beach, Florida 33179

(Address of Principal Executive Office) (Zip Code)

(305) 469-4178

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of (“accelerated filer and large accelerated filer”), an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($0)

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K are forward-looking statements about what may happen in the future. Forward looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in this Form 10-K are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors in Part I, Item 1A along with the financial statements and the notes to the financial statements included in this Form 10-K. The forward-looking statements in this Form 10-K are made only as of the date of this Form 10-K and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Throughout this Form 10-K, the terms “Must Haves”, the “Company”, “we,” “our,” and “us” refer to Must Haves, Inc., a Florida corporation.

PART I

ITEM 1.	BUSINESS

The Company is in the business of designing and manufacturing ladies apparel accessories consisting of beaded and jeweled bra straps that hook or snap into traditional bras, camisoles and tank tops. Our products are made by hand with high quality plastic, crystal and imitation gemstone beads. The beads are threaded one at a time on a rubber string that acts in place of a typical bra strap. We place a hook at the end of each strap to secure into a regular or strapless bra. Due to demand and the labor intensive nature of hand beading each strap, the Company outsources manufacturing to one or more just in time manufacturing facilities in the Philippines. The beads, crystals and other materials we use are available from numerous domestic and foreign sources with which we have no long-term purchase commitments or exclusive contracts.

The bra straps are designed by Stella Gostfrand and marketed under “Jewelry For Your Shoulders” and the registered trademarks, “Straps By Stella G.” (Serial Number 78511966/Registration Number 3092474) and “Stella G.” (Serial Number 78512023/Registration Number 3092475). We have not applied for federal registration of the mark “Jewelry For Your Shoulders”. No registration is required in order to establish rights to a trademark and we believe we have obtained unlimited common law trademark rights through actual use of the mark in connection with our business for as long as we use the mark. However, we may lose common law rights over time if we stop using the mark, another party establishes superior common law or statutory rights in the mark through use or registration, or the mark falls into the public domain due to many other parties using the mark.

From August 2004 to March 2005, we were involved in a limited joint venture with lingerie manufacturer On Gossamer that featured “Straps by Stella G.” on On Gossamer lingerie products sold in Bloomingdales, Nordstroms and Macy’s. Our limited joint venture with On Gossamer terminated in March 2005. Our products are currently sold in more than 50 local and national boutiques spread out all over the country and are also sold in Illinois, New Jersey, New York, Texas and Canada through non-exclusive representatives. The boutiques that purchase our products are generally small, trendy, specialty shops that cater to the fashion conscience consumer. Orders from boutiques and representatives are open purchase orders and, generally, are processed, manufactured and delivered C.O.D. to the boutique or representative within 5-7 business days of receipt of the purchase order. We are not dependent on any single boutique or representative and no single boutique or representative accounts for 10% or more of our revenue. Our products are sold at wholesale to boutiques and through non exclusive representatives who receive a commission of 20% on retail purchases.

Sales and Marketing

We have created numerous designs that we believe appeal to women of all ages and are constantly creating different designs to bring to the marketplace. Must Haves currently offers over 30 designs and is capable of creating custom designs and fulfilling orders of any quantity. Retail prices for our products range from $35 for simple designs to $60 for elaborate designs made with crystals. Our products are marketed to women of all ages. Our marketing efforts initially started as word of mouth that was and continues to be effective. We also engage cold calling techniques by knocking on doors of potential boutiques. Our products have been featured in local media and the straps were named one of Bloomingdales top ten “hottest items for summer” during our On Gossamer joint venture, which brought us national exposure. We intend to increase business by building our base of boutiques and selling product through our website that we are currently redesigning to allow online transactions. Our ultimate goal is to establish the Stella G. name brand and to apply Stella G. to other women’s fashion accessories. We anticipate opening our own boutique in a fashionable area of Miami to showcase our products and will seek joint ventures with other fashion accessories vendors to expand our market reach.

Competition/Seasonality

The women’s apparel accessories market is highly competitive due to the low cost of raw materials and low market entry costs. The growth opportunities within the women’s apparel and accessories market has encouraged the entry of many new competitors, ranging from local artisans to a few large, well known and established specialty retailers. We compete with small, localized boutique designers selling similar products in retail stores, but the majority of our competitors offer similar products through a variety of websites. Our competition also includes small to large manufacturers including our former joint collaborator, On Gossamer, which developed a line of similar straps once our relationship terminated in March 2005. These types of competitors generally distribute product to accessory retailers of all sizes and traditional department store retailers.

We believe our primary competitors are considerably larger and/or have substantially greater financial, marketing and other resources; however, we are not aware of any competitor that is using print or other media to advertise similar products or to direct consumers to their websites or retail outlets. Although our competitors are numerous and range in size, we believe that our products stand due to the unique designs and higher quality of the materials we use to manufacture our straps.

We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales generally coming just before summer and during the end of the year holiday season in the second and fourth quarters of our fiscal year.

Employees

We do not currently have any employees other than Stella Gostfrand, our sole officer and director. We do not have any employment or compensation agreements in place with Mrs. Gostfrand although she is reimbursed for expenditures advanced on behalf of the Company.

Corporate Information

Must Haves was incorporated in Florida in March 2004. Our principal office is located at 507 Presidential Way, North Miami Beach, Florida 33179. Our phone number is (305) 469-4178; our fax number is (305) 466-8388. Our website is http://www.www.stellag.com.

Available Information

On September 14, 2007, Must Haves filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis to provide current public information to the investment community, which registration statement became effective on November 14, 2007. In response to comments from the Securities and Exchange Commission (“SEC”) for clarification of statements and disclosures made in our initial filing, our Form 10-SB was amended in its entirety on December 10, 2007 and January 8, 2008, and amended in part on

January 28, 2008. Since the date our registration became effective, we have been subject to the informational requirements of the Exchange Act and, in accordance therewith are required to file reports and information with the SEC. Our registration statement, amendments, and other reports and other information we file subsequently can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our website is a one way medium used solely to provide sales and marketing information and is not enabled to facilitate online commerce or document delivery. Although we intend to update our website to provide these capabilities at this time, we are not able to provide, free of charge, any of our reports as filed with the SEC, through our website. However, we will make available and voluntarily provide paper copies, free of charge upon written request at the address on the cover of this Report and as soon as reasonably practicable after we electronically file such material with or furnish such material to the SEC, a copy of any report or registration statement along with any amendments as filed with the SEC.

ITEM 1A.	RISK FACTORS

The following discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may,” “expect,” “anticipate,” “estimates” or “continue” or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Unless we develop a substantial source of revenue or seek additional capital, we may not be able to continue operations which has led our auditors to question the Company’s ability to continue operations as a “going concern”.

We reported a net loss of $(109,666) for the year ended December 31, 2007. In our financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue in existence. The Company’s continuation as a “going concern” is dependent upon developing a substantial source of revenue and related positive cash flow. Our plans to generate revenue include increasing sales to existing customers and identifying new and/or larger customers. We are seeking to raise additional capital through equity issuance but we cannot guarantee that sufficient capital will be raised.

We are a development stage company, formed in March 2004 with one employee and nominal revenues and operating history upon which you have any basis to evaluate our ability to achieve our business objectives.

We have one employee, our founder, designing, marketing and selling our products in small boutiques and through several non-exclusive representatives. We currently lack the sales personnel and experience to market and distribute our products through larger outlets and to date we have conducted no negotiations, nor do we have any arrangements or understandings with any volume distributor or large retailer. Unless we hire additional personnel to help in our marketing efforts and unless we expand our markets and distributions channels, we may not be able to effectively market our products and generate significant revenues. There can be no assurance that we will be able to hire adequate sales personnel or that we will develop relationships with wholesalers, distributors and retailers and establish significant channels of distribution; therefore, we may never achieve adequate revenues or profitability and can provide no assurances that investors will see a return of part or all of their investment.

Unless we offset the additional costs of becoming a reporting company by decreasing other expenses and/or increasing revenue, we may not be able to absorb these costs and may have to delay our growth plans which delay could adversely affect our operations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, as well as new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. To comply with the new rules, we are in the process of implementing corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations; however, the measures we take may not be sufficient to satisfy our obligations as a public company. We expect the implementation costs to be prohibitive in the short term because we are relying on our sole officer, director and employee to oversee compliance and implementation of standards until we are able to hire a chief financial officer and other executive level employees. Ms. Gostfrand, to date, has focused her time and attention on designing, marketing and selling our products. Because she lacks certain financial and accounting expertise, the time required of her to learn and implement standards and stay current in our reporting may detract significantly from her efforts to design new products and focus on building revenue. Further, until we achieve sufficient margins to offer competitive salaries, we may not be able to recruit or retain qualified management personnel that would otherwise help us minimize the professional costs in connection with our compliance and reporting requirements. We expect to incur higher implementation and compliance costs in the short term due to the necessity of engaging professional consultants and CFO service providers to assist Ms. Gostfrand to ensure that the Company meets its compliance and reporting requirements until such time as we hire personnel. There can be no assurance that our current or future management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements without significant cost to us. Unless we offset these additional costs by decreasing other expenses and/or increasing revenue, we may not be able to absorb the costs of complying with Sarbanes Oxley and our SEC reporting requirements and may have to delay our growth plans which delay could adversely affect our operations.

The lack of experience of our sole officer in managing a reporting company may put us at a competitive disadvantage.

Our sole officer has not managed a publicly traded company and has no experience complying with the increasingly complex laws pertaining to public companies. She may not successfully or efficiently manage our transition into a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our management and her attention away from the day-to-day management of our business, which could materially and adversely impact our business operations. We intend to hire additional executive level employees, but there can be no assurance that our current or future management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business.

Our business activities are capital intensive and we will require additional working capital and substantial revenues before we sustain our operations from revenues alone.

In order to grow our business, we will need to undertake a comprehensive marketing and branding campaign that we cannot sustain without additional personnel and working capital to supplement our revenues, assuming we generate revenues. Even if we achieve revenues, such revenues must be adequate to support our growing operations. We will require substantial revenues to sustain our operations in the absence of outside working capital or investment. We may never realize revenues, and if we do, such revenues may never be sufficient to sustain our operations absent additional working capital from third parties and investors. If we cannot grow our revenues such that our operations are not self-sustaining, we will require working capital, and there can be no assurance that we will be able to secure additional capital or on terms which will not be objectionable to us, including substantial dilution to our shareholders. If we are unable to obtain additional capital we may be unable to operate and as a result, investors could lose the entire value of their investment in our securities. Even if we are able to raise capital, such capital may require us to issue common stock or other securities that would be dilutive to investors’ proportionate interest in our company.

We are substantially dependent on the services of our founder and creator of our proprietary product, Stella Gostfrand and the loss of her services could adversely affect our operations.

Our success depends largely on the skills of our founder and President, Stella Gostfrand. The loss of the services of Mrs. Gostfrand in the future could have a material, adverse affect on the implementation of our plan of operation, results of operations and future liquidity. There can be no assurances that we will be able to replace Mrs. Gostfrand in the event her services become unavailable. To help offset any adverse effects upon the loss of the services of our founder, we may acquire key person life insurance on Mrs. Gostfrand in an amount and term to be determined by our directors.

We have not entered into a substantial distribution agreement and currently have no means to distribute our product other than through C.O.D. arrangements with local and national boutiques and through representatives.

We have not entered into fulfillment contracts with any of the boutiques or representatives that purchase our products. We do not require purchasers to order a minimum quantity and all orders are delivered cash on delivery to all purchasers except one to whom we extend 30 day payment terms. In order to expand our markets, we may need to procure an agreement with one or more distributors to distribute our products to the larger retail outlets. We may not find a distributor or agree on terms favorable to the Company. Even if we identify a suitable distributor and enter into an agreement, there are no assurance that in the future such third-party distribution capabilities will be sufficient to satisfy our requirements, that interruptions or delays in manufacturing or distribution will not adversely affect our operations, or that alternative manufacturing sources and distribution networks will be available to us on commercially acceptable terms or at all.

If we are unsuccessful in protecting our intellectual property or if we infringe upon the rights of others, we could increase competition and expose the Company to claims for damages.

Our future success remains dependent upon our ability to obtain, maintain and enforce our materially important trademarks, particularly those critical to our product image. We obtained federal trademark registrations for our primary marks “Straps By Stella G.” and “Stella G.” by filing applications with the United States Patent and Trademark Office; however, we have not applied for federal registration of the mark “Jewelry For Your Shoulders” and currently rely on rights afforded under common law through actual use of the mark in connection with our business. While we are afforded some protections for our registered marks, we may lose common law rights over time if we stop using the “Jewelry For Your Shoulders” mark, or another party establishes superior common law or statutory rights in the mark through use or registration, or the mark falls into the public domain due to many other parties using the mark. We may lose the rights afforded under our registered marks if we fail to file Affidavits of Use or renew our registrations prior to expiration in 2014. Further, although we remain actively engaged in protecting all of our material assets, there can be no assurance that these assets will not be challenged by third parties, invalidated or designed around, or that they will provide protection that has ongoing commercial significance in the United States or abroad. It must also be noted that any related litigation will likely be costly and time-consuming and there can be no assurance of a favorable outcome. There can also be no assurance that our actions will not inadvertently infringe upon the proprietary rights of others, thereby subjecting us to remedial or punitive sanctions. Any failure on our part to successfully protect these material assets, to avoid inadvertently infringing upon the proprietary rights of others, or to successfully obtain trademarks in the future, may have a material adverse impact on our business, and as a result, on our results of operations, liquidity and cash flows.

Our success in the ladies apparel and accessories markets depends on our ability to generate profits by creating and maintaining brand awareness for our products.

There can be no assurance that our products will achieve a level of market acceptance that will be profitable for us. We believe that the acceptance of our products will depend on our ability to (i) effectively market our products; (ii) price and sell the products in a manner that is appealing to customers; (iii) develop and maintain a favorable reputation among our customers and key businesses that would promote our products; and (iv) withstand downturns in the general economic environment or conditions that would slow sales of our products. If we fail to promote and maintain our brand in the market, our businesses, operating results, financial condition and our ability to attract customers will be materially adversely affected. We may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in the ladies apparel and accessories marketplace. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our products, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness; however we cannot make assurances that we will generate a corresponding increase in revenue to justify these costs.

Our failure to anticipate and respond to fashion trends within our industry could result in a significant amount of unsold inventory that would negatively impact our revenues.

Our planned product line is fashion and trend driven. We cannot guarantee that we will be successful in anticipating consumer tastes and references. If we misjudge the market for our proposed product line, we may be faced with a loss of popularity for our products, resulting in a significant amount of unsold inventory or returns, which would negatively impact our revenues.

We compete with global manufacturers and large distributors of ladies apparel and accessories that have high volume distribution channels and sell directly in large department and specialty stores.

Our most significant competitors are any and all accessories companies and fashion houses who are larger than us, have substantially greater financial resources and have already established their brand identity within the marketplace. Our success in the ladies apparel and accessories market depends on our ability to create and maintain brand awareness for our product offerings. Competitive factors include quality, price, style, design, creativity, consistency, availability of shelf space, and service. Among our competitors are companies with substantially greater experience, financial resources, manufacturing capabilities, and/or name recognition than the Company. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. We can offer no assurances that we will be successful in establishing awareness of our brand or that establishing brand awareness will allow us to compete successfully with other ladies apparel and accessories manufacturers and distributors.

Any trouble dealing with suppliers could slow the supply of vital raw materials to manufacture our apparel accessories that could adversely affect sales and reduce operating performance.

We buy materials primarily from foreign suppliers with whom we have no long-term purchase commitments or exclusive contracts. We are dependent on these suppliers to deliver beads, crystals and other materials on time and according to specifications. Significant delivery delays or delivery of defective materials could have a material adverse effect upon the scheduling of production and consequently our ability to make timely delivery of products to our customers. If we experience problems with respect to supplier fulfillment and retention or if any of our key vendors experience business interruptions, we may have difficulty in obtaining materials on acceptable terms and fulfilling orders in a timely manner. This could result in decreased revenue that could materially, adversely affect operations.

We rely on outsourced labor in the Philippines. Any inability to retain qualified workers or to avoid high turnover and work disruptions could adversely affect our operations and ability to fulfill orders.

We believe that we can minimize costs by outsourcing labor in and to countries like the Philippines that have a relatively large pool of skilled and unskilled labor suitable for our production needs. Other than our agreement with the Pilipino manufacturing company, we have not entered into agreements with any third party manufacturers for outsourced production. If we cannot handle production orders or deliver according to contract, we may experience a short-term adverse effect and, potentially, a long term adverse effect if alternative manufacturers are not timely identified and retained.

If a third party manufacturer fails to use acceptable labor practices, we might have delays in shipments or face joint liability for violations, resulting in decreased revenue and increased expenses.

While we will require any third party manufacturers to operate in compliance with applicable laws and regulations, we will have no control over the ultimate actions of third party manufacturers. Violations of labor or other laws by a third party manufacturer engaged by us or the divergence of a third party manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of products to us or our clients and/or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

Our President, as principal shareholder, beneficially owns approximately 77% of our outstanding common stock and as majority shareholder is able to control voting on issues and actions that may not be beneficial or desired by other shareholders.

As the owner of the majority of our outstanding voting stock, Mrs. Gostfrand is able to control the outcome of virtually all matters presented to stockholders for their approval, including the election of all directors, amendments to our articles or bylaws, establishment of additional series of stock or stock splits, dissolution of the Company, merger, sale of our assets, and may otherwise authorize or prevent significant corporate transactions that may be beneficial to, or the desire of, other shareholders. Her stock ownership and control may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover, or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control in the Company that, in addition to affecting the interests of other shareholders, could discourage investment in our Company and/or could, if a market were to develop, harm the market price of our common stock.

There is currently no public market for our securities and there is limited transferability of our securities which means investors may not be able to sell their securities.

Currently, there is no trading market for any of our securities. Although we contemplate developing a market for our common stock in the future, there can be no assurance that a market for our securities will be created or, if such a market is created, that it will be sustained. Further, our securities are not registered under the Securities Act of 1933, as amended (the “Securities Act”) or under the securities laws of any state or other jurisdiction. As a result, our common stock can be transferred without registration under the Securities Act or, if applicable, the securities laws of any state or other jurisdiction only if such registration is not required because of an applicable exemption from registration. Compliance with the criteria for securing exemptions under the Securities Act and the securities laws of several of the states is extremely complex, especially in respect to those exemptions affording flexibility and the elimination of trading restrictions in respect to securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws. In the absence of a public market and the foregoing transfer restrictions, investors will not be able to liquidate their investment and may have to hold our securities indefinitely.

On December 6, 2007, the SEC issued final rule regulations amending Rule 144 and Rule 145 which amendments became effective on February 15, 2008. In general, a person (or persons whose shares are aggregated) who is a non-affiliate may sell his shares, without any volume limitation, if he has satisfied a six month holding period. Affiliates (members of our management, control persons and related parties) may sell after satisfying a one year holding period, subject to volume requirements, manner of selling and reporting requirements. All of our issued and outstanding shares are restricted securities under Rule 144, including the 3,850,000 shares held by our sole officer and director, which means that they are subject to restrictions on resale in the public market. Because there is no current market and a trading market may never develop for our stock, any investment in our securities may be illiquid. Even if a market develops for our stock, it could be limited, sporadic and highly volatile. Future sale of the restricted stock after these restrictions lapse or are satisfied, could have a depressive effect on the price of the stock in any public market that develops and the liquidity of an investor’s investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the date of this Report, we are not aware of any unresolved Staff comments.

ITEM 2.	PROPERTIES

We do not own or lease real estate or personal property. Our operations are conducted from the residence of Mrs. Gostfrand at no charge.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

At the present time, there is no public market for the common stock of Must Haves and our common stock is not traded on any exchange or quoted on any service. Although we have not yet determined the timing of doing so, we intend to seek quotation of our common stock on either the Over The Counter Bulletin Board of Directors (“OTCBB”) or the “pink sheets” published by the National Quotation Bureau, Inc. (“Pink Sheets”). In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets. In order for our common stock to trade on the OTCBB, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the Bulletin Board of Directors and file an application on our behalf to make a market in our securities. We can make no assurances that we will be able to obtain a market maker for our securities. Securities that are quoted in the Pink Sheets do not have any listing requirements and can be difficult to buy and sell due to the potential for low and sporadic trading activity. It is not possible to predict where, if at all, our common stock will be traded following qualification of our securities for trading. Even if our common stock is accepted for quotation on the OTCBB or Pink Sheets, it is not certain that an orderly market will develop.

On December 6, 2007, the SEC issued final rule regulations amending Rule 144 which amendments became effective on February 15, 2008. In general, a person (or persons whose shares are aggregated) who is a non-affiliate may sell his shares, without any volume limitation, if he has satisfied a six month holding period. Affiliates (members of our management, control persons and related parties) may sell after satisfying a one year holding period, subject to volume requirements, manner of selling and reporting requirements. Because there is no public trading market for our shares in the United States, no sales in the United States under Rule 144 other than sales by non-affiliates is likely to occur until such market, if any, develops. At such time as a market develops, if ever, the sale of restricted securities pursuant to Rule 144 could have a substantial adverse impact on any such public market.

Common Stock

We currently have authorized 10,000,000 shares of common stock, no par value, of which 4,975,000 shares were issued and outstanding to 53 shareholders as of December 31, 2007. Of this amount, our sole officer and director owns 3,850,000 shares or 77% of our issued and outstanding common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and do not have cumulative voting rights. Holders of our common stock are entitled to receive dividends at the discretion of our board of directors. Upon liquidation, dissolution or winding up of the Company, holders of common stock will be entitled to share ratably in all of our assets that are legally available for distribution, after payment of all debts and other liabilities and the liquidation preference of any outstanding preferred stock. The holders of our common stock have no preemptive, subscription, redemption or conversion rights. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

We have authorized 1,000,000 shares as preferred stock, no par value per share, of which no shares are issued and outstanding. Our amended and restated articles of incorporation provide that the board of directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, we have no plans to issue any preferred stock, nor to adopt any series, preferences, or other classification of preferred stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	-0-	None

Equity compensation plans not approved by security holders	None	-0-	None

TOTAL	None	-0-	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In February 2007, we issued an aggregate of 500,000 shares of our common stock, valued at $50,000.00, to Robert Stein in exchange for consulting services rendered to the Company in lieu of cash for payment. We also issued an aggregate of 150,000 shares to Arnstein & Lehr LLP valued at $15,000.00, for legal services rendered in lieu of cash for payment. All of the shares were issued upon reliance on the exemption from registration contained in Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the shares and no underwriters were involved in either transaction. Mr. Stein and Joel Mayersohn, an attorney with the firm of Arnstein & Lehr LLP, were closely acquainted with the Company’s business plan and proposed activities at the time of issuance. Each is an accredited investor and possessed information on the Company necessary to make an informed investment decision. The securities were offered for investment only and not for the purpose of resale or distribution, and the certificates representing the shares contain a restricted legend.

From February 1, 2007 through June 26, 2007, we conducted a private placement and sold an aggregate of 475,000 shares of common stock at $.10 per share to 49 investors for a total raise of $47,500 less offering expenses in the aggregate amount of $1,000. These sales were made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933. The Company had reasonable grounds to believe immediately prior to making an offer to the private investor, and did in fact believe, when such subscription was accepted, that such purchaser (a) was purchasing for investment and not with a view to distribution; and (b) had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of their investment and were able to bear those risks. The purchaser had access to pertinent information enabling them to ask informed questions. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares. All such sales were made without the aid of underwriters and no sales commissions were paid.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis addresses the major factors that affected our results of operations and financial condition reflected in our audited financial statements for the periods ended December 31, 2007 and December 31, 2006. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A and elsewhere in this report.

Overview

The Company is in the business of designing and manufacturing ladies apparel accessories consisting of beaded and jeweled bra straps that hook or snap into traditional bras, camisoles and tank tops. We are a development stage company with nominal revenues, a limited operating history and a reported net loss for the first time since inception in 2004. Our principal source of revenue comes from selling our beaded and jeweled bra straps to small boutiques and through several non-exclusive representatives. The straps are designed, marketed and sold by our sole officer, director and employee, Stella Gostfrand. Until we hire additional personnel to help in our marketing efforts and take steps to expand our markets and distributions channels, we may not be able to effectively market our products and generate significant revenues to address our auditor’s “going concern”.

Results of Operations for the Period ended December 31, 2007 as Compared to the Period ended December 31, 2006

Revenues for the period ended December 31, 2007 were $14,265, a 73% decrease from $52,110 for the period ended December 31, 2006. We believe the decrease in sales was the result of market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2007. As a result of the decline in sales, our cost of revenue for the period ended December 31, 2007 was $5,410, a 63% decrease from $14,503 for the period ended December 31, 2006 and our gross profit, likewise, decreased 76% from $37,607 for the period ended December 31, 2006, to $8,855 for the period ended December 31, 2007.

General and administrative expenses for the period ended December 31, 2007 were $118,266 or a 228% increase from $36,080 for the period ended December 31, 2006. This increase was due to legal and accounting expenses incurred in connection with the preparation and filing of our Form 10-SB in September 2007 and an amendment in December 2007.

Financial Condition, Liquidity, and Capital Resources for the Period Ended December 31, 2007

Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder in the aggregate amount of $11,609. As of December 1, 2007, we had a cash balance of $8,458 an increase compared to our cash balance of $5,598 as of December 31, 2006.

Net cash provided by operating activities was $(44,641) for the period ended December 31, 2007 as compared to $23,389 for the period ended December 31, 2006. This decrease was due to the net loss in income incurred for professional fees incurred for legal, accounting and edgarizing services in connection with the filing of our Form 10-SB in September 2007 and Amendment to the Form 10-SB in December 2007, and expenses paid on behalf of Mrs. Gostfrand for contributed services and facilities. Net income also decreased as a result of a 91% decrease in accounts receivable due to the drop in sales and a 127% increase in unsold inventory.

Net cash used in financing activities was $47,500 for the period ended December 31, 2007 as compared to ($26,000) for the year ended December 31, 2006. The increase was the result of proceeds from the sale of stock during our private placement in 2007.

Cash Requirements and Need for Additional Funds

We believe that approximately $30,000 will be required to cover our operating expenses for the next 12 months. In addition to covering our operating expenses, we may require additional cash resources due to changing business conditions or other future developments, including our proposed expansion or any acquisitions we may decide to pursue. Our founder has committed to providing additional funds through loans if funding is not available from any commercial lenders or other sources; however we cannot give assurance that Mrs. Gostfrand will make such funds available or that we will enter into any new commitment, or that the terms of any such commitments will be on terms favorable to us. We may, if necessary, conduct a private placement or public offering of our stock to raise capital.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies” to the Financial Statements for an explanation of recent accounting pronouncements impacting the Company.

Contractual Obligations

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-	$0	$0	$0	$0
Capital Lease Obligations	-0-	$0	$0	$0	$0
Operating Lease Obligations	-0-	$0	$0	$0	$0
Purchase Obligations	-0-	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-0-	$0	$0	$0	$0
Total	-0-	$0	$0	$0	$0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material exposure to market risk associated with our cash and cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear at the end of this Report beginning with the Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

For the period ending December 31, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by our sole officer, Stella Gostfrand. Based upon her evaluation, our sole officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions with Must Haves and ages of the executive officers and directors of Must Haves. Directors are elected at Must Haves’ annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors of Directors.

Name	Age	Position Held
Stella Gostfrand	38	President, Director

Stella Gostfrand serves as President of the Company and is the sole director and officer of the Company. Prior to founding Must Haves, Mrs. Gostfrand was a licensed real estate agent from 1994 to 2002. She attended Auburn University and currently chairs the volunteer program at The Kesher School for children with learning differences.

Board of Directors of Directors

Our Board of Directors of Directors currently consists of one member. Our Bylaws provide that our board shall consist of not less than one individual and not more than seven individuals. The terms of directors expire at the next annual shareholders’ meeting. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors. There are no agreements to compensate any director for their services.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its sole officer, director and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended December 31, 2007.

Committees

We have not established any committees. Our President, Stella Gostfrand, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mrs. Gostfrand is not considered a “financial expert.” We have no qualified financial experts at this time because we have inadequate financial resources at this time to hire such an expert.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s executive and financial officers, or persons performing similar functions. The Code of Ethics is attached to this Report as an exhibit.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued for each fiscal year since inception to the Company’s executive officers during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Stella Gostfrand,	2007	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
President	2006	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
	2005	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-

Since inception, our founder and sole officer and director has received no salary for her services, has not received such compensation in the past, and is not accruing any compensation pursuant to any employment agreement with the Company.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, we have authorized 10,000,000 shares of common stock, no par value, of which 4,975,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding. The following table sets forth certain information regarding beneficial ownership of the our common stock as of December 31, 2007, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. Each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Common	Stella Gostfrand (1) 1507 Presidential Way North Miami Beach, FL 33179	3,850,000	77%

Common	Robert Stein 5150 Genesta Avenue Encino, CA 91316	500,000	10%
Officers and Directors as a Group (one person)		3,850,000	77%

(1)	Mrs. Gostfrand is the sole officer and director of Must Haves. Her 3,850,000 shares are held in her name individually.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of employees, officers or directors. There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2005 and 2006, Stella Gostfrand loaned funds in the aggregate amount of $11,609 to the Company to be used as working capital. The loans have no stated interest and are due upon demand. The balance due as of December 31, 2007 was $3,185.

We use office space at the residence of Mrs. Gostfrand to conduct our activities at no charge.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Jewett, Schwartz, Wolfe & Associates (“Jewett Schwartz”) served as the Company’s independent auditor for the years ended December 31, 2007 and 2006. The following is a summary of the fees billed to the Company by Jewett Schwartz for professional services rendered during the years ended December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006
Audit fees	$21,000	$10,500
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$21,000	$10,500

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. We do not have an audit committee currently serving and as a result our sole director performs the duties of an audit committee. Our sole director will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:
Page
		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheet	F-2
		Statements of Income	F-3
		Statements of Changes in Stockholders’ Equity	F-4
		Statements of Cash Flows	F-5
		Notes to Financial Statements	F-6 – F-10

	(2)	Financial Statements Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	(3)	Exhibits. The exhibits filed as part of this Report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits.

		No.	Description
		2.1	Amended and Restated Articles of Incorporation of Must Haves, Inc. (1)

		2.2	Bylaws of Must Haves, Inc. (2)

		3.1	Form of Common Stock Certificate of Must Haves, Inc. (3)

		14.1	Code of Ethics

		31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Previously filed as Exhibit Number 3.2 with Form 10-SB12G Registration Statement, September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.

	(2)	Previously filed as Exhibit Number 3.3 with Form 10-SB12G Registration Statement on September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.

	(3)	Previously filed as Exhibit Number 4 with Form 10-SB12G Registration Statement, on September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2008.

MUST HAVES, INC.

/s/ Stella Gostfrand
Stella Gostfrand
Principal Executive Officer and Principal Financial Officer

Must Haves, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

Must Haves, Inc.

We have audited the accompanying balance sheet of Must Haves, Inc. as of December 31, 2007 and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Must Haves, Inc. for December 31, 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Must Haves, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Must Haves, Inc. has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

March 26, 2008

Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida

MUST HAVES, INC.

BALANCE SHEET

December 31, 2007
ASSETS

Current Assets
Cash	$8,458
Accounts receivable, net	2,432
Inventory, net	7,828

Total current assets	18,718

TOTAL ASSETS	$18,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,223
Stockholders’ loan	3,185

Total current liabilities	7,408

Stockholders’ equity
Preferred stock, no par value, 1,000,000 authorized shares
No shares issued and outstanding	—
Common stock, no par value, 10,000,000 authorized shares
4,975,000 shares issued and outstanding	—
Additional paid in capital	142,700
Accumulated deficit	(131,391)

Total Stockholders’ Equity	11,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,718

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF INCOME

	For the years ended December 31,
	2007	2006
REVENUE	$14,265	$52,110
COST OF REVENUE	5,410	14,503

GROSS PROFIT	8,855	37,607
General and administrative expense	118,266	36,080

Income (loss) from operations before interest expense	(109,411)	1,527

Interest expense	255

Income (loss) before taxes	(109,666)	1,527
Provision (benefit) from income taxes	0	—

Net income (loss)	$(109,666)	$1,527

Weighted average shares outstanding - basic and diluted	4,734,828	3,850,000

Earnings per share - basic and diluted	$(0.02)	$0.00

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007

	Common Stock
	Shares Issued and Outstanding	No Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2005	3,850,000	$—	$200.00	$(2,666)	$(2,466)

Distributions	—	—	—	(148)	(148)
Capital Contributions from stockholder	—	—	12,000		12,000
Net income				323	323

Balance at December 31, 2005	3,850,000	—	12,200	$(2,491)	$9,709

Distributions	—	—	—	(20,761)	(20,761)
Net income	—	—	—	1,527	1,527
Capital Contributions from Stockholder			12,000		12,000

Balance at December 31, 2006	$3,850,000	$—	$24,200	$(21,725)	$2,475

Shares issued for consulting	650,000	—	65,000	—	65,000
Common stock issued	110,000		11,000		11,000
Common stock issued	365,000	—	36,500	—	36,500
Capital contribution from stockholder			6,000		6,000
Net loss	—	—	—	(109,666)	(109,666)

Balance at December 31, 2007	4,975,000	$—	$142,700	$(131,391)	$11,309

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007

	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(109,666)	$1,527
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	65,000	—
Capital contribution from stockholder	6,000	12,000
Changes in operating assets and liabilities
Accounts receivable	286	3,265
Inventory	946	(3,568)
Accounts payable and accrued liabilities	(7,207)	10,165

Net cash provided by (used in) operating activities	(44,641)	23,389

Cash Flows from Financing Activities:
Repayment to stockholders	—	(5,239)
Net stockholder distributions	—	(20,761)
Proceeds from sale of stock	47,500	—

Net cash provided by (used in) financing activities	47,500	(26,000)

Net increase (decrease) in cash	2,859	(2,611)
Cash - beginning of year	5,598	8,209

Cash - end of the period	$8,458	$5,598

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Common stock issued for services	$65,000	$—

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $109,666 for the year ended December 31, 2007 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2008. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company presents revenue in accordance with the provision of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized upon delivery and acceptance of goods. Since the Company’s primary customers are direct suppliers and goods must be accepted at delivery, sales returns are minimal. Should such a situation arise, the Company’s policy is to exchange the product.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure at the date of the financial statements and during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectibility of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as of December 31, 2007.

Inventory

Inventories consist of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at December 31, 2007, as all pieces are expected to be sold or can be interchanged with other styles.

Cost of revenue

Cost of revenue consists of materials, supplies, contract labor, shipping and delivery costs. The fair value of contributed facilities by the Company’s sole employee are also included as a cost of revenue.

General and administrative expense

General and administrative expense includes professional fees, bank and credit card service charges, travel, telephone and office expense. The fair value of contributed services by the Company’s sole employee are also recorded as general and administrative expense.

Income Taxes

The Company uses the liability method for income taxes as required by SFAS No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized. The Company has established a 100% valuation and, therefore, no provision or benefit from taxes has been recorded in the Statement of Operations.

In January 2007, the Company changed in corporate filing status from a Sub Chapter S Corporation to a C Corporation. Federal and state income tax regulations do not require a Sub Chapter S Corporation to pay income taxes. Rather each member’s allocable share of the Company’s profit or loss is reported in each member’s individual income tax return. Accordingly, no provision or liability for income taxes is reflected in the accompanying financial statements. However, pro forma disclosures have been included within the Statement of Operations for the year ended December 31, 2006 as if the Company has been a C Corporation

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2007 the Company believes that there has been no impairment of its long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accounts receivable. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Recent Accounting Pronouncement

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

NOTE 2.	LOAN FROM STOCKHOLDER

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of December 31, 2007 was $3,185. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $255 for the year ended December 31, 2007.

NOTE 3.	STOCKHOLDERS’ EQUITY

Change in capital structure

On February 2, 2007, the shareholders approved an increase in the authorized common stock from 200 shares to 10,000,000 shares, reduced the par value of common stock from $1 to no-par value and authorized 1,000,000 shares of preferred stock at no-par value. The shareholders approved a one-for-19,250 common stock split.

As a result, we have retroactively reflected all changes to this capital structure in the financial statements presented. All references to per share amounts in the financial statements reflect the stock split.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

Common stock issued for services

During February 2007, the Company issued 650,000 shares of common stock for services rendered, in connection with the above reorganization. The fair value of the services rendered is valued at $65,000, which is based upon the contractual value of the services rendered.

Common stock issued

During June 2007, the Company issued 475,000 shares of common stock at no par value for total proceeds of $47,500.