Form 10-Q
period 2008-03-31
MUST HAVES, INC.
filed 2008-05-15
CIK 1412212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 14, 2008, there were outstanding 4,975,000 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUST HAVES, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$1,986	8,458
Accounts receivable, net	2,942	2,432
Inventory, net	7,471	7,828
Other current assets	500	—

Total current assets	12,899	18,718

TOTAL ASSETS	$12,899	18,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$19,267	4,223
Loan from stockholder	11,685	3,185

Total current liabilities	30,952	7,408

Stockholders’ equity
Preferred stock, no par value, 1,000,000 authorized shares No shares issued and outstanding	—	—
Common stock, no par value, 10,000,000 authorized shares 4,975,000 shares issued and outstanding	—	—
Additional paid in capital	144,200	142,700
Accumulated deficit	(162,253)	(131,391)

Total Stockholders’ Equity	(18,053)	11,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,899	$18,718

The accompanying notes are an integral part of these financial statements.

2

MUST HAVES, INC.

STATEMENTS OF OPERATIONS

For the three months ended March 31,

	2008	2007
REVENUE	$610	$799
COST OF REVENUE	357	865

GROSS PROFIT	253	(66)
General and administrative expense	30,935	77,374

Loss from operations before interest expense	(30,682)	(77,440)
Interest expense	180	85

Loss before taxes	(30,862)	(77,525)
Provision (benefit) from income taxes	—	—

Net loss	$(30,862)	$(77,525)

Weighted average shares outstanding - basic and diluted	4,975,000	3,850,000

Earnings per share - basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

3

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31,

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(30,862)	$(77,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	65,000
Capital contribution from stockholder	1,500	—
Changes in operating assets and liabilities		2,086
Accounts receivable	(510)	865
Inventory	357	(3,500)
Other current assets	(500)	—
Accounts payable and accrued liabilities	15,003	(1,158)

Net cash used in operating activities	(15,012)	(14,232)
Cash Flows from Financing Activities:
Loan from stockholder	8,500	—
Proceeds from stock subscriptions	—	11,000

Net cash provided by financing activities	8,500	11,000

Net decrease in cash	(6,512)	(3,232)

Cash - beginning of year	8,498	5,598

Cash - end of the period	$1,986	$2,366

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Common stock issued for services	$—	$65,000

The accompanying notes are an integral part of these financial statements.

4

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $30,862 for the three months ended March 31, 2008 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2008. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectibility of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as of March 31, 2008 or December 31, 2007.

Inventory

Inventory consists of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at March 31, 2008 or December 31, 2007, as all pieces are expected to be sold or can be interchanged with other styles.

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

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Income Taxes

The Company uses the liability method for income taxes as required by Statement of Financial Accounting Standard (SFAS) No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized. The Company has established a 100% valuation and, therefore, no provision or benefit from taxes has been recorded in the Statement of Operations.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2008 the Company believes that there has been no impairment of its long-lived assets.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

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

Recent Accounting Pronouncements

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income,

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

NOTE 2.	LOAN FROM STOCKHOLDER

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of March 31, 2008 and 2007 was $8,971. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $180 for the three months ended March 31, 2008. For the three months ended March 31, 2007, the Company recorded $85 in interest expense based on the average loan balance of $3,185.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Throughout this quarterly report on Form 10-Q (the “Report”), the terms “Must Haves”, the “Company”, “we,” “our,” and “us” refer to Must Haves, Inc., a Florida corporation. This Report contains forward-looking statements that relate to, among other things, our business strategy; the market opportunity for our products, including expected demand for our products; our estimates regarding our capital requirements; and other plans, objectives, and intentions. Any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Please refer to Part II, Item 7 under “Liquidity and Capital Resources” and under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

Recent Developments

None.

Results of Operations - Comparative Three-Month Periods Ended March 31, 2008 and 2007

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our audited financial statements and accompanying notes and the information set forth under Item 7 “Management’s Discussion and Analysis or Plan of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

Revenues decreased $189 or 24% to $610 for the three months ended March 31, 2008 from $799 reported for the three months ended March 31, 2007. The decrease was the result of ongoing market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours. Our cost of revenue for the three months ended March 31, 2008 was $357, a 59% decrease from $865 for the three months ended March 31, 2007 due to sales from unsold inventory and likewise, our gross profit increased, from $(66) for the three months ended March 31, 2007, to $253 for the three months ended March 31, 2008.

General and administrative expenses for the three months ended March 31, 2008 were $30,935, a 60% decrease from $77,374 for the three months ended March 31, 2007. The higher costs reported in 2007 were a result of legal and accounting expenses incurred in connection with the preparation and filing of our Registration Statement on Form 10-SB, as amended, during 2007.

Liquidity and Capital Resources

We reported a net loss of $(30,682) for the three months ended March 31, 2008. Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder, Stella Gostfrand. Since the date of our Annual Report on Form 10-K for the period ended December 31, 2007, Ms. Gostfrand has loaned the Company an additional $8,500. As of March 31, 2008, the outstanding balance on loans due to Ms. Gostfrand was $11,685.

As of the three months ended March 31, 2008, we had a cash balance of $1,986, a 77% decrease compared to our cash balance of $8,458 as of the three months ended March 31, 2007.

We recognized an increase to cash used in operating activities primarily as a result of a 1396% increase in accounts payable and accrued liabilities offset by decreases in accounts receivable and unsold inventory. As a result, net cash used in operating activities was $(15,012) for the three months ended March 31, 2008 as compared to $(14,232) for the three months ended March 31, 2007.

Net cash from financing activities was $8,500 for the three months ended March 31, 2008 as compared to $0 for the three months ended March 31, 2007. The increase was a result of an additional loan from Ms. Gostfrand as discussed above.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies have not changed materially since December 31, 2007.

New Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized in the notes to our financial statements and below:

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe we have any material exposure to market risk associated with our cash and cash equivalents.

Item 4.	Controls and Procedures.

See Item 4T.

Item 4T.	Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Stella Gostfrand, our sole officer and director, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), for the three months ending March 31, 2008. Based upon her evaluation, she concluded that the Company’s disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As we develop new business or if we engage or hire a chief financial officer or similar financial expert, we will review our disclosure controls and procedures and make sure that they remain adequate.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly Report.”

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended March 31, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)

Date: May 14, 2008	MUST HAVES, INC.

/s/ Stella Gostfrand
Principal Executive Officer and Principal Financial Officer