Form 10-Q
period 2008-06-30
MUST HAVES, INC.
filed 2008-08-01
CIK 1412212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

As of July 31, 2008, there were outstanding 4,975,000 shares of common stock.

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUST HAVES, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$5,706	8,458
Accounts receivable, net	2,000	2,432
Inventory, net	7,237	7,828
Other current assets	500	—

Total current assets	15,443	18,718

TOTAL ASSETS	$15,443	18,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	22,822	4,223
Loan from stockholder	23,685	3,185

Total current liabilities	46,507	7,408

Stockholders’ equity
Preferred stock, no par value, 1,000,000 authorized shares No shares issued and outstanding	—	—
Common stock, no par value, 10,000,000 authorized shares 4,975,000 shares issued and outstanding	—	—
Additional paid in capital	145,700	142,700
Accumulated deficit	(176,764)	(131,391)

Total Stockholders’ Equity	(31,064)	11,309

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,443	$18,718

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
REVENUE	$1,743	$5,214	$2,353	$6,013
COST OF REVENUE	234	2,375	591	3,240

GROSS PROFIT	1,509	2,839	1,762	2,773
General and administrative expense	15,672	6,379	46,608	83,838

Loss from operations before interest expense	(14,163)	(3,540)	(44,846)	(81,065)
Interest expense	348	—	528	—

Loss before taxes	(14,511)	(3,540)	(45,374)	(81,065)
Provision (benefit) from income taxes	—	—	—	—

Net loss	$(14,511)	$(3,540)	$(45,374)	$(81,065)

Weighted average shares outstanding - basic and diluted	4,975,000	4,865,000	4,975,000	4,865,000

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

For the six months ended June 30,

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(45,374)	$(81,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	65,000
Capital contribution from stockholder	3,000	—
Changes in operating assets and liabilities
Accounts receivable	432	1,278
Inventory	591	7
Stock subscription receivable		(2,000)
Other current assets	(500)	—
Accounts payable and accrued liabilities	18,599	(8,338)

Net cash used in operating activities	(23,252)	(25,118)

Cash Flows from Financing Activities:
Loan from stockholder	20,500	—
Proceeds from stock subscriptions	—	47,500

Net cash provided by financing activities	20,500	47,500

Net decrease in cash	(2,752)	22,382

Cash - beginning of year	8,458	5,598

Cash - end of the period	$5,706	$27,980

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Common stock issued for services	$—	$65,000

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $45,374 for the six months ended June 30, 2008 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2008. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

JUNE 30, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectibility of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as of June 30, 2008 or December 31, 2007.

Inventory

Inventory consists of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at June 30, 2008 or December 31, 2007, as all pieces are expected to be sold or can be interchanged with other styles.

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

JUNE 30, 2008

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

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company's financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2008 the Company believes that there has been no impairment of its long-lived assets.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

JUNE 30, 2008

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

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of June 30, 2008 was $23,685. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $708 for the six months ended June 30, 2008.

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

Overview

The Company is in the business of designing and manufacturing ladies apparel accessories consisting of beaded and jeweled bra straps that hook or snap into traditional bras, camisoles and tank tops. We are a development stage company with nominal revenues and a limited operating history. We have been profitable since inception in 2004 through 2006, however, during 2007 we experienced a sharp increase in market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours resulting in increased competition and lower revenue. We reported a net loss of $(109,666) for the year ended December 31, 2007, a net loss of $(30,862) during the first quarter of 2008 and a net loss of $(14,511) during the second quarter ended June 30, 2008. Our principal source of revenue comes from selling our beaded and jeweled bra straps to small boutiques and through several non-exclusive representatives. The straps are designed, marketed and sold by our sole officer, director and employee, Stella Gostfrand and through more than 50 local and national boutiques spread out all over the country and non-exclusive representatives in Illinois, New Jersey, New York, Texas and Canada. Until we hire additional personnel to help in our marketing efforts and take steps to expand our markets and distributions channels, we may not be able to effectively market our products and generate significant revenues to address our auditor’s “going concern”.

Recent Developments

We are sourcing two new product ideas through our current manufacturing contacts in the Philippines to produce a style of leather bracelet and unique chains for eye glasses. We are also in preliminary negotiations with a third party to expand our current product lines by introducing a line of casual clothing.

Results of Operations - Comparative Three-Month Periods Ended June 30, 2008 and 2007

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

Revenues decreased $3,471 or 67% to $1,743 for the three months ended June 30, 2008 from $5,214 reported for the three months ended June 30, 2007. The decrease was the result of ongoing market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours and a general drop in orders from the boutiques and representatives that sell our products on a non exclusive basis. As a result, our cost of revenue for the three months ended June 30, 2008 was $234, a 90% decrease from $2,375 for the three months ended June 30, 2007 and gross profit decreased 47% from $2,839 for the three months ended June 30, 2007 to $1,509 for the three months ended June 30, 2008.

General and administrative expenses for the three months ended June 30, 2008 were $15,672, a 146% increase from $6,379 for the three months ended June 30, 2007. The higher costs reported in the second quarter of 2008 were the result of costs associated with the preparation of our year end audited financial statements.

Results of Operations - Comparative Six-Month Periods Ended June 30, 2008 and 2007

The foregoing trend of decreasing revenues and higher expenses reported during the three months ended June 30, carried over into our results of operations for the six months ended June 30. Revenues decreased $3,660 or 61% to $2,353 for the six months ended June 30, 2008 from $6,013 reported for the six months ended June 30, 2007. Our cost of revenue for the six months ended June 30, 2008 was $591, an 82% decrease from $3,240 for the six months ended June 30, 2007 and our gross profit decreased 36% from $2,773 for the six months ended June 30, 2007, to $1,762 for the six months ended June 30, 2008.

General and administrative expenses for the six months ended June 30, 2008 were $46,608, a 44% decrease from $83,838 for the six months ended June 30, 2007. The higher costs in 2007 were attributed to professional fees incurred for legal and accounting expenses in connection with the preparation of our Form 10 registration statement in 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $15,443, comprised primarily of inventory ($7,237), cash ($5,706) and accounts receivable ($2,000). This compares with assets of $18,718, comprised primarily of inventory ($7,828), cash ($8,458) and accounts receivable ($2,432) as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $46,507, comprised of accounts payable and accrued expenses of $22,822 and monies due on loans from Mrs. Gostfrand, in the amount of $23,685. This compares to the Company’s current liabilities as of December 31, 2007 of $7,408, comprised of accounts payable and accrued expenses of $4,223 and monies due on loans from Mrs. Gostfrand in the amount of $3,185. Since the date of our Annual Report on Form 10-K for the period ended December 31, 2007, Ms. Gostfrand has loaned the Company an additional $8,500 (during the first quarter of 2008) and $12,000 (during the second quarter).

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008, the six months ended June 30, 2007 and for the cumulative period since inception:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative Period from inception (March 2004) to June 30, 2008
Net Cash From/(Used in) Operating Activities	$(23,252)	$(25,118)	$(17,979)
Net Cash Provided by (Used in) Investing Activities	—	—	—
Net Cash Provided by (Used in) Financing Activities	$20,500	$47,500	$23,685
Net Increase/(Decrease) in Cash and Cash Equivalents	$(2,752)	$22,382	$5,706

Although cash used in operations remained consistent for the six months ended June 30, we recognized $18,599, a significant increase, in accounts payable and accrued liabilities for the period ended June 30, 2008 as compared to a $(8,338) for the period ended June 30, 2007. This was offset by common stock issued for services in the amount of $65,000 during the period ended June 30, 2007 as compared to no stock issued for services during the current period.

Net cash provided in financing activities for the period ended June 30, 2008 consisted solely of Mrs. Gostfrand’s loans to the Company whereas net cash provided in financing activities for the six months ended June 30, 2007 consisted solely of proceeds from our private placement in 2007.

We reported a net loss of $(45,374) for the six months ended June 30, 2008 as compared to $(81,065) for the six months ended June 30, 2007 and $(109,666) for the year ended December 31, 2007, our first reported losses since inception. Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder, Stella Gostfrand. We expect our fixed expenses to remain at current levels which we anticipate funding from operations. We believe that our current cash, cash equivalents and cash flow from operations will be sufficient to fund anticipated levels of operations for the remaining months of 2008. While we do not anticipate needing additional cash to being production of a new product line of leather bracelets and eyeglass chains, we may require additional cash resources to expand our product line with the introduction of a casual line of clothing, or due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe we have any material exposure to market risk associated with our cash and cash equivalents.

Item 4T.	Controls and Procedures.

Stella Gostfrand, our sole officer and director, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Mrs. Gostfrand has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), for the six months ending June 30, 2008. Based upon her evaluation, she concluded that the Company’s disclosure controls and procedures are currently effective to ensure that information required to be disclosed by Must Haves in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As we develop new business or if we engage or hire a chief financial officer or similar financial expert, we will review our disclosure controls and procedures and make sure that they remain adequate.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly Report.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes during the six months ended June 30, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: July 31, 2008	MUST HAVES, INC.

/s/ Stella Gostfrand
Principal Executive Officer and Principal Financial Officer