Form 10-Q
period 2008-09-30
MUST HAVES, INC.
filed 2008-11-03
CIK 1412212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

As of October 28, 2008, there were outstanding 4,975,000 shares of common stock.

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUST HAVES, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$2,743	8,458
Accounts receivable, net	2,222	2,432
Inventory, net	7,054	7,828
Other current assets	500	—

Total current assets	12,519	18,718

TOTAL ASSETS	$12,519	18,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	27,867	4,223
Loan from stockholder	25,685	3,185

Total current liabilities	53,552	7,408

Stockholders’ equity
Preferred stock, no par value, 1,000,000 authorized shares No shares issued and outstanding	—	—
Common stock, no par value, 10,000,000 authorized shares 4,975,000 shares issued and outstanding	—	—
Additional paid in capital	147,200	142,700
Accumulated deficit	(188,233)	(131,391)

Total Stockholders’ Equity	(41,033)	11,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,519	$18,718

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
REVENUE	$1,048	$7,103	3,401	$13,115
COST OF REVENUE	183	2,452	774	6,892

GROSS PROFIT	865	4,651	2,627	6,223
General and administrative expense	11,640	18,685	58,248	110,822

Loss from operations before interest expense	(10,775)	(14,034)	(55,621)	(104,599)
Interest expense	514	—	1,221	—

Loss before taxes	(11,289)	(14,034)	(56,842)	(104,599)
Provision (benefit) from income taxes	—	—	—	—

Net loss	$(11,289)	$(14,034)	$(56,842)	$(104,599)

Weighted average shares outstanding - basic and diluted	4,975,000	4,671,069	4,975,000	4,671,069

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(56,842)	$(104,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	65,000
Capital contribution from stockholder	4,500	9,000
Changes in operating assets and liabilities
Accounts receivable	210	(2,688)
Inventory	774	(302)
Stock subscription receivable	—	—
Other current assets	(500)	—
Accounts payable and accrued liabilities	23,643	(4,972)

Net cash used in operating activities	(28,215)	(38,561)
Cash Flows from Financing Activities:
Loan from stockholder	22,500	—
Proceeds from stock subscriptions	—	47,500

Net cash provided by financing activities	22,500	47,500

Net increase (decrease) in cash	(5,715)	8,939
Cash - beginning of year	8,458	5,598

Cash - end of the period	$2,743	$14,537

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Common stock issued for services	$—	$65,000

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $56,842 for the nine months ended September 30, 2008 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2008. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

SEPTEMBER 30, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectibility of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as of September 30, 2008 or December 31, 2007.

Inventory

Inventory consists of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at September 30, 2008 or December 31, 2007, as all pieces are expected to be sold or can be interchanged with other styles.

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

SEPTEMBER 30, 2008

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2008 the Company believes that there has been no impairment of its long-lived assets.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

NOTE 2. LOAN FROM STOCKHOLDER

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of September 30, 2008 was $25,685. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $1,221 for the nine months ended September 30, 2008.

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

Overview

The Company is in the business of designing and manufacturing ladies apparel accessories consisting of beaded and jeweled bra straps that hook or snap into traditional bras, camisoles and tank tops. We are a development stage company with nominal revenues and a limited operating history. We have been profitable since inception in 2004 through 2006, however, beginning in 2007 we experienced a sharp increase in market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours resulting in increased competition and lower revenue. We reported a net loss of $(109,666) for the year ended December 31, 2007, and a net loss of $(56,842) for the nine months ended September 30, 2008.

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

Recent Developments

None since the date of our last quarterly report for the six months ended June 30, 2008.

Results of Operations - Comparative Three-Month Periods Ended September 30, 2008 and 2007

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

Revenues decreased $6,055 or 85% to $1,048 for the three months ended September 30, 2008 from $7,103 reported for the three months ended September 30, 2007. As with the first and second quarter of this year, the decrease was the result of ongoing market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours and a general drop in orders from the boutiques and representatives that sell our products on a non exclusive basis. As a result, our cost of revenue for the three months ended September 30, 2008 was $183, a 93% decrease from $2,452 for the three months ended September 30, 2007 and gross profit decreased 81% from $4,651 for the three months ended September 30, 2007 to $865 for the three months ended September 30, 2008.

General and administrative expenses for the three months ended September 30, 2008 were $11,640, a 38% decrease from $18,685 for the three months ended September 30, 2007.

Results of Operations - Comparative Nine-Month Periods Ended September 30, 2008 and 2007

The foregoing trend of decreasing revenues reported during the three months ended September 30, carried over into our results of operations for the nine months ended September 30. Revenues decreased $9,714 or 74% to $3,401 for the nine months ended September 30, 2008 from $13,115 reported for the nine months ended September 30, 2007. Our cost of revenue for the nine months ended September 30, 2008 was $774, an 89% decrease from $6,892 for the nine months ended September 30, 2007. Likewise, our gross profit decreased 58% from $6,223 for the nine months ended September 30, 2007, to $2,627 for the nine months ended September 30, 2008.

General and administrative expenses for the nine months ended September 30, 2008 were $58,248, a 47% decrease from $110,822 for the nine months ended September 30, 2007. The higher costs in 2007 were attributed to professional fees incurred for legal and accounting expenses in connection with the preparation of our Form 10 registration statement in 2007.

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $12,519, comprised primarily of inventory ($7,054), cash ($2,743) and accounts receivable ($2,222). This compares with assets of $18,718, comprised primarily of inventory ($7,828), cash ($8,458) and accounts receivable ($2,432) as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $53,552, comprised of accounts payable and accrued expenses of $27,867 and monies due on loans from Mrs. Gostfrand, in the amount of $25,685. This compares to the Company’s current liabilities as of December 31, 2007 of $7,408, comprised of accounts payable and accrued expenses of $4,223 and monies due on loans from Mrs. Gostfrand in the amount of $3,185. Since the date of our Annual Report on Form 10-K for the period ended December 31, 2007, Ms. Gostfrand has loaned the Company an additional $8,500 (during the first quarter of 2008), $12,000 (during the second quarter) and $2,000 (during the third quarter) for working capital. The loans by Ms. Gostfrand are non-interest bearing and due on demand. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance which has resulted in interest expense of $1,221 for the nine months ended September 30, 2008 as compared to $0 reported interest expense for the nine months ended September 30, 2007.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, the nine months ended September 30, 2007 and for the cumulative period from December 31, 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007		Cumulative Period from inception (March 2004) to September 30, 2008
Net Cash From/(Used in) Operating Activities	$(28,215)	$(38,561)		$(22,942)
Net Cash Provided by (Used in) Investing Activities	—	—		—
Net Cash Provided by (Used in) Financing Activities	$22,500	$47,500		$25,685
Net Increase/(Decrease) in Cash and Cash Equivalents	$(5,715)	$8,939	*	$2,743

Cash used in operations decreased 27% from $38,561 during the nine months ended September 30, 2007 to $28,215 during the nine months ended September 30, 2008 as a result of ongoing net losses. We recognized a 579% increase to $23,643 in accounts payable and accrued liabilities for the period ended September 30, 2008 as compared to a $(4,972) for the period ended September 30, 2007 and a 356% increase to $774 in inventory as compared to $(302) for the nine months ended September 30, 2007. We issued no stock issued for services during the current period.

Net cash provided in financing activities for the period ended September 30, 2008 consisted solely of Mrs. Gostfrand’s loans to the Company whereas net cash provided in financing activities for the nine months ended September 30, 2007 consisted solely of proceeds from our private placement in 2007.

We reported a net loss of $(56,842) for the nine months ended September 30, 2008 as compared to $104,599) for the nine months ended September 30, 2007 and $(109,666) for the year ended December 31, 2007, our first reported losses since inception. Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder, Stella Gostfrand. We expect our fixed expenses to remain at current levels which we anticipate funding from operations. We believe that our current cash, cash equivalents and cash flow from operations will be sufficient to fund anticipated levels of operations for the remaining months of 2008. While we do not anticipate needing additional cash to being production of a new product line of leather bracelets and eyeglass chains, we may require additional cash resources to expand our product line with the introduction of a casual line of clothing, or due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Mrs. Gostfrand has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), for the nine months ending September 30, 2008. Based upon her evaluation, she concluded that the Company’s disclosure controls and procedures are currently effective to ensure that information required to be disclosed by Must Haves in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As we develop new business or if we engage or hire a chief financial officer or similar financial expert, we will review our disclosure controls and procedures and make sure that they remain adequate.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes during the nine months ended September 30, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: October 28, 2008	MUST HAVES, INC.

/s/ Stella Gostfrand
Principal Executive Officer and Principal Financial Officer