Form 10-K
period 2008-12-31
MUST HAVES, INC.
filed 2009-04-15
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☒    No  ☐

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

The following discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may,” “expect,” “anticipate,” “estimates” or “continue” or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Unless we develop a substantial source of revenue or seek additional capital, we may not be able to continue operations which has led our auditors to question the Company’s ability to continue operations as a “going concern”.

We reported a net loss of $(51,361) for the year ended December 31, 2008. In our financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue in existence. The Company’s continuation as a “going concern” is dependent upon developing a substantial source of revenue and related positive cash flow. Our plans to generate revenue include increasing sales to existing customers and identifying new and/or larger customers. We are seeking to raise additional capital through equity issuance but we cannot guarantee that sufficient capital will be raised.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, as well as new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. To comply with the new rules, we are in the process of implementing corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations; however, the measures we take may not be sufficient to satisfy our obligations as a public company. We expect the implementation costs to be prohibitive in the short term because we are relying on our sole officer, director and employee to oversee compliance and implementation of standards until we are able to hire a chief financial officer and other executive level employees. Ms. Gostfrand, to date, has focused her time and attention on designing, marketing and selling our products. Because she lacks certain financial and accounting expertise, the time required of her to learn and implement standards and stay current in our reporting may detract significantly from her efforts to design new products and focus on building revenue. Further, until we achieve sufficient margins to offer competitive salaries, we may not be able to recruit or retain qualified management personnel that would otherwise help us minimize the professional costs in connection with our compliance and reporting requirements. We expect to incur higher implementation and compliance costs in the short term due to the necessity of engaging professional consultants and CFO service providers to assist Ms. Gostfrand to ensure that the Company meets its compliance and reporting requirements until such time as we hire personnel. There can be no assurance that our current or future management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements without significant cost to us. Unless we offset these additional costs by decreasing other expenses and/or increasing revenue, we may not be able to absorb the costs of complying with Sarbanes Oxley and our SEC reporting requirements and may have to delay our growth plans which delay could adversely affect our operations.

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

Because we have nominal operations and revenue, we are considered a “shell company” and are subject to more stringent reporting requirements.

The SEC adopted Rule 405 of the Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets, and we have not generated operating revenue while we have been in the development phase. Therefore, we are a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

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

Common Stock

We currently have authorized 10,000,000 shares of common stock, no par value, of which 4,975,000 shares were issued and outstanding to 53 shareholders as of December 31, 2008. Of this amount, our sole officer and director owns 3,850,000 shares or 77% of our issued and outstanding common stock. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and do not have cumulative voting rights. Holders of our common stock are entitled to receive dividends at the discretion of our board of directors. Upon liquidation, dissolution or winding up of the Company, holders of common stock will be entitled to share ratably in all of our assets that are legally available for distribution, after payment of all debts and other liabilities and the liquidation preference of any outstanding preferred stock. The holders of our common stock have no preemptive, subscription, redemption or conversion rights. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

The following discussion and analysis addresses the major factors that affected our results of operations and financial condition reflected in our audited financial statements for the periods ended December 31, 2008 and December 31, 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A and elsewhere in this report.

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

Results of Operations for the Period ended December 31, 2008 as Compared to the Period ended December 31, 2007

Revenues for the period ended December 31, 2008 were $3,757, a 74% decrease from $14,265 for the period ended December 31, 2007. We believe the decrease in sales was the result of the overall state of the economy and market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2008. As a result of the decline in sales, our cost of revenue for the period ended December 31, 2008 was $1,018, a 81% decrease from $5,410 for the period ended December 31, 2007 and our gross profit, likewise, decreased 69% from $8,855 for the period ended December 31, 2007, to $2,739 for the period ended December 31, 2008.

General and administrative expenses for the period ended December 31, 2008 were $51,765 or a 56% decrease from $118,266 for the period ended December 31, 2007.

Financial Condition, Liquidity, and Capital Resources for the Period Ended December 31, 2007

Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder in the aggregate amount of $11,609. As of December 1, 2008, we had a cash balance of $272 a 97% decrease compared to our cash balance of $8,458 as of December 31, 2007.

Net cash provided by operating activities was $34,186 for the period ended December 31, 2008 as compared to $(44,641) for the period ended December 31, 2007.

Net cash used in financing activities was $26,000 for the period ended December 31, 2008 as compared to $47,500 for the year ended December 31, 2007.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our sole officer, Stella Gostfrand, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our sole officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2008.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our sole officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and sole officer necessarily was required to apply her judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our sole officer, and effected by our sole officer and sole director, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our sole officer and director; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our sole officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Changes in Internal Controls

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of the Company’s Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its sole officer, director and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended December 31, 2008.

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

The following table sets forth certain summary information concerning the compensation paid or accrued for each fiscal year since inception to the Company’s executive officers during such period (as determined at December 31, 2008, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Stella Gostfrand, President	2008 2007 2006	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

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

As of December 31, 2008, we have authorized 10,000,000 shares of common stock, no par value, of which 4,975,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding. The following table sets forth certain information regarding beneficial ownership of the our common stock as of December 31, 2008, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. Each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity.

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

Stella Gostfrand has loaned funds to the Company to be used as working capital. The loans have no stated interest and are due upon demand. The balance due as of December 31, 2008 was $29,185.

We use office space at the residence of Mrs. Gostfrand to conduct our activities at no charge.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Jewett, Schwartz, Wolfe & Associates (“Jewett Schwartz”) served as the Company’s independent auditor for the years ended December 31, 2008 and 2007. The following is a summary of the fees billed to the Company by Jewett Schwartz for professional services rendered during the years ended December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Audit fees	$12,000	$21,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$12,000	$21,000

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(2)	Financial Statements Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits. The exhibits filed as part of this Report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits.

No.	Description
2.1	Amended and Restated Articles of Incorporation of Must Haves, Inc. (1)

2.2	Bylaws of Must Haves, Inc. (2)

3.1	Form of Common Stock Certificate of Must Haves, Inc. (3)

14.1	Code of Ethics (4)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit Number 3.2 with Form 10-SB12G Registration Statement, September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.
(2)	Previously filed as Exhibit Number 3.3 with Form 10-SB12G Registration Statement on September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.
(3)	Previously filed as Exhibit Number 4 with Form 10-SB12G Registration Statement, on September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.
(4)	Previously filed as Exhibit 14.1 with Form 10-K, on March 31, 2008, incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2009.

MUST HAVES, INC.

/s/ Stella Gostfrand
Stella Gostfrand
Principal Executive Officer and Principal Financial Officer

Must Haves, Inc.

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

Must Haves, Inc.

We have audited the accompanying balance sheets of Must Haves, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Must Haves, Inc. for December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jewett, Schwartz, Wolfe & Associates

April 14, 2009

Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida

MUST HAVES, INC.

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$272	$8,458
Accounts receivable, net	2,000	2,432
Inventory, net	6,942	7,828
Other current assets	500	—

Total current assets	9,714	18,718

TOTAL ASSETS	$9,714	$18,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$14,581	$4,223
Stockholders’ loan	29,185	3,185

Total current liabilities	43,766	7,408

Stockholders’ equity
Preferred stock, no par value, 1,000,000 authorized shares No shares issued and outstanding	—	—
Common stock, no par value, 10,000,000 authorized shares 4,975,000 shares issued and outstanding and Additional paid in capital	148,700	142,700
Accumulated deficit	(182,752)	(131,391)

Total Stockholders’ Equity (Deficit)	(34,052)	11,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,714	$18,718

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007
REVENUE	$3,757	$14,265

COST OF REVENUE	1,018	5,410

GROSS PROFIT	2,739	8,855

General and administrative expense	51,765	118,266

Loss from operations before interest expense	(49,026)	(109,411)

Interest expense	2,335	255

Loss before taxes	(51,361)	(109,666)

Provision (benefit) from income taxes	—	—

Net Loss	$(51,361)	$(109,666)

Weighted average shares outstanding—basic and diluted	4,734,828	4,734,828

Earnings per share—basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	Common Stock, No par value and APIC
	Shares Issued and Outstanding	Additional Paid in Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2005	3,850,000	$200	$(2,666)	$(2,466)

Distributions	—	—	(148)	(148)
Capital Contributions from stockholder	—	12,000		12,000
Net income			323	323

Balance at December 31, 2005	3,850,000	12,200	$(2,491)	$9,709

Distributions	—	—	(20,761)	(20,761)
Net income	—	—	1,527	1,527
Capital Contributions from Stockholder		12,000		12,000

Balance at December 31, 2006	$3,850,000	$24,200	$(21,725)	$2,475

Shares issued for consulting	650,000	65,000	—	65,000
Common stock issued	110,000	11,000		11,000
Common stock issued	365,000	36,500	—	36,500
Capital contribution from stockholder		6,000		6,000
Net loss	—	—	(109,666)	(109,666)

Balance at December 31, 2007	4,975,000	$142,700	$(131,391)	$11,309

Capital contribution from stockholder		6,000		6,000
Net loss	—	—	(51,361)	(51,361)

Balance at December 31, 2008	4,975,000	$148,700	$(182,752)	$(34,052)

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
Cash Flows from Operating Activities:
Net (loss)	$(51,361)	$(109,666)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	$—	$65,000
Capital contribution from stockholder	6,000	6,000
Changes in operating assets and liabilities
Accounts receivable	432	286
Inventory	886	946
Accounts payable and accrued liabilities	10,357	(7,207)
Other current assets	(500)

Net cash (used in) operating activities	(34,186)	(44,641)

Cash Flows from Financing Activities:
Loan from stockholder	26,000	—
Proceeds from sale of stock	—	47,500

Net cash provided by financing activities	26,000	47,500

Net (decrease) increase in cash	(8,186)	2,859

Cash—beginning of year	8,458	5,598

Cash—end of the period	$272	$8,458

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Common stock issued for services	$—	$65,000

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $51,361 for the year ended December 31, 2008 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2009. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company presents revenue in accordance with the provision of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon delivery and acceptance of goods. Since the Company’s primary customers are direct suppliers and goods must be accepted at delivery, sales returns are minimal. Should such a situation arise, the Company’s policy is to exchange the product.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectibility of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as December 31, 2008.

Inventory

Inventory consists of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at December 31, 2008, as all pieces are expected to be sold or can be interchanged with other styles.

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

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2008 the Company believes that there has been no impairment of its long-lived assets.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company adopted it in the first quarter of fiscal year 2007.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06–3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06–3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer.

EITF 06–3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06–3 was adopted during the first quarter of fiscal year 2008.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Accounting for Rental Costs Incurred during a Construction Period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 did not affect its results of operations and financial position.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company since its inception. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after October 10, 2006, which is the date posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its results of operations and financial condition.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise are effective for the first period (including interim periods) beginning after issuance of SFAS 163. Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company currently has no convertible debt and does not expect that its adoption of FSP APB 14-1 will have a material impact upon its financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not expected to be material to the Company’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

NOTE 2. LOAN FROM STOCKHOLDER

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of December 31, 2008 was $29,185. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $2,335 for the year ended December 31, 2008.

NOTE 3. INCOME TAXES

At December 31, 2008 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2008.

MUST HAVES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

The significant components of the deferred tax asset at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Current:	—	—

	—	—
Deferred benefit:	$20,801	$43,866

	20,801	43,866
Valuation allowance	(20,801)	(43,866)

(Benefit) provision for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007
Combined statutory income tax rate	40.5%	40.0

Valuation allowance	(40.5)%	(40.0)%

Effective tax rate	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

	December 31,
	2008	2007
Net operating loss carry-forward	182,752	131,391
Valuation allowance	(182,752)	(131,391)

Deferred income tax asset	$—	$—

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2008, as it is not expected that the deferred tax assets will be realized.