Form 10-Q
period 2009-03-31
MUST HAVES, INC.
filed 2009-05-20
CIK 1412212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of May 20, 2009, there were outstanding 4,975,000 shares of common stock.

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUST HAVES, INC.

BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$493	$272
Accounts receivable, net	1,692	2,000
Inventory, net	6,942	6,942
Other current assets	500	500

Total current assets	9,627	9,714

TOTAL ASSETS	$9,627	$9,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$15,664	$14,581
Stockholders’ loan	29,185	29,185

Total current liabilities	44,849	43,766

Stockholders’ deficit
Preferred stock, no par value, 1,000,000 authorized shares No shares issued and outstanding	—	—
Common stock, no par value, 10,000,000 authorized shares 4,975,000 shares issued and outstanding and Additional paid in capital	150,200	148,700
Accumulated deficit	(185,422)	(182,752)

Total Stockholders’ Deficit	(35,222)	(34,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,627	$9,714

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2009	2008
REVENUE	$130	$610

COST OF REVENUE	—	357

GROSS PROFIT	130	253

General and administrative expense	2,217	30,935

Loss from operations before interest expense	(2,087)	(30,682)

Interest expense	584	180

Loss before taxes	(2,671)	(30,862)

Provision (benefit) from income taxes	—	—

Net Loss	$(2,671)	$(30,862)

Weighted average shares outstanding - basic and diluted	4,975,000	4,975,000

Earnings per share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(2,671)	$(30,862)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Capital contribution from stockholder	1,500	1,500
Changes in operating assets and liabilities
Accounts receivable	308	(510)
Inventory	—	357
Accounts payable and accrued liabilities	1,084	15,003
Other current assets	—	(500)

Net cash provided by (used in) operating activities	221	(15,012)

Cash Flows from Financing Activities:
Loan from stockholder	—	8,500
Proceeds from sale of stock	—	—

Net cash provided by financing activities	—	8,500

Net increase (decrease) increase in cash	221	(6,512)

Cash - beginning of year	272	8,498

Cash - end of the period	$493	$1,986

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Common stock issued for services	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Financial Statements for the Three Months Ended March 31, 2009 and March 31, 2008

Note 1. Summary of Significant Accounting Policies

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,671 for the three months ended March 31, 2009 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2009. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectibility of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as March 31, 2009.

Inventory

Inventory consists of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at March 31, 2009, as all pieces are expected to be sold or can be interchanged with other styles.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2009 the Company believes that there has been no impairment of its long-lived assets.

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

Note 2. Loan From Stockholder

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of March 31, 2009 was $29,185. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $584 for the three months ended March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis addresses the major factors that affected our results of operations and financial condition reflected in our unaudited financial statements for the periods ended March 31, 2009 and March 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations - Comparative Three-Month Periods Ended March 31, 2009 and 2008

Revenues for the period ended March 31, 2009 were $130, a 79% decrease from $610 for the period ended March 31, 2008. We believe the decrease in sales was the result of the overall state of the economy and market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2008. As a result of the decline in sales, our cost of revenue for the period ended March 31, 2009 was $0, compared to $357 for the period ended March 31, 2008 and our gross profit, likewise, decreased 49% from $253 for the period ended March 31, 2008, to $130 for the period ended March 31, 2009.

General and administrative expenses for the period ended March 31, 2009 were $2,217 or a 93% decrease from $30,935 for the period ended March 31, 2008.

Financial Condition, Liquidity, and Capital Resources for the Period Ended March 31, 2008

Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder in the aggregate amount of $29,185. As of March 31, 2009, we had a cash balance of $493 a 75% decrease compared to our cash balance of $1,986 as of March 31, 2008.

Net cash provided by operating activities was $221 for the period ended March 31, 2009 as compared to $(15,012) for the period ended March 31, 2008.

Net cash used in financing activities was $0 for the period ended March 31, 2009 as compared to $8,500 for the year ended March 31, 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our sole officer, Stella Gostfrand, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our sole officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of March 31, 2009.

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

Changes in Internal Controls

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended March 31, 2009 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 20, 2009	MUST HAVES, INC.

/s/ Stella Gostfrand
Principal Executive Officer and Principal Financial Officer