Form 10-Q
period 2009-06-30
MUST HAVES, INC.
filed 2009-08-20
CIK 1412212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of August 19, 2009, there were outstanding 4,975,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUST HAVES, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$497	$272
Accounts receivable, net	1,692	2,000
Inventory, net	6,942	6,942
Other current assets	500	500

Total current assets	9,631	9,714

TOTAL ASSETS	$9,631	$9,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$16,350	$14,581
Stockholders’ loan	29,944	29,185

Total current liabilities	46,294	43,766

Stockholders’ deficit
Preferred stock, no par value, 1,000,000 authorized shares No shares issued and outstanding as of June 30, 2009 and December 31, 2008.	—	—
Common stock, no par value, 10,000,000 authorized shares 4,975,000 shares issued and outstanding as of June 3, 2009 and December 31, 2008.
Additional paid in capital	151,700	148,700
Accumulated deficit	(188,363)	(182,752)

Total Stockholders’ Deficit	(36,663)	(34,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,631	$9,714

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
REVENUE	$—	$1,743	$130	$2,353

COST OF REVENUE	—	234	—	591

GROSS PROFIT	—	1,509	130	1,762

General and administrative expense	2,305	15,672	4,522	46,608

Loss from operations before interest expense	(2,305)	(14,163)	(4,392)	(44,846)

Interest expense	636	348	1,220	528

Loss before taxes	(2,941)	(14,511)	(5,612)	(45,374)

Provision (benefit) from income taxes	—	—	—	—

Net Loss	$(2,941)	$(14,511)	$(5,612)	$(45,374)

Weighted average shares outstanding - basic and diluted	4,975,000	4,975,000	4,975,000	4,975,000

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(5,612)	$(45,374)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Capital contribution from stockholder	3,000	3,000
Changes in operating assets and liabilities
Accounts receivable	308	432
Inventory	—	591
Accounts payable and accrued liabilities	2,528	18,599
Other current assets	—	(500)

Net cash provided by (used in) operating activities	224	(23,252)

Cash Flows from Financing Activities:
Loan from stockholder	—	20,500
Proceeds from sale of stock	—	—

Net cash provided by financing activities	—	20,500

Net increase (decrease) increase in cash	224	(2,752)

Cash - beginning of year	272	8,458

Cash - end of the period	$496	$5,706

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Common stock issued for services	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Financial Statements for the Three Months Ended June 30, 2009 and June 30, 2008

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $5,612 for the six months ended June 30, 2009 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2009. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectability of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as June 30, 2009.

Inventory

Inventory consists of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at June 30, 2009, as all pieces are expected to be sold or can be interchanged with other styles.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2009 the Company believes that there has been no impairment of its long-lived assets.

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

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Recent Accounting Prouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. (”SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments “. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material impact on our financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No. 157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s financial statements.

NOTE 2.	LOAN FROM STOCKHOLDER

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of June 30, 2009 was $30,703. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $584 for the three months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis addresses the major factors that affected our results of operations and financial condition reflected in our unaudited financial statements for the periods ended June 30, 2009 and June 30, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations - Comparative Three-Month Periods Ended June 30, 2009 and 2008

Revenues for the three month period ended June 30, 2009 were $0, compared to $1,743 for the three month period ended June 30, 2008. We believe the decrease in sales was the result of the overall state of the economy and market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2008. As a result of the decline in sales, our cost of revenue for the three month period ended June 30, 2009 was $0, compared to $234 for the three month period ended June 30, 2008 and our gross profit, likewise, declined to $0 for the three month period ended June 30, 2009 from $1,509 for the three month period ended June 30, 2008.

General and administrative expenses for the three month period ended June 30, 2009 were $2,305 or an 85% decrease from $15,672 for the three month period ended June 30, 2008.

Results of Operations - Comparative Six-Month Periods Ended June 30, 2009 and 2008

Revenues for the six month period ended June 30, 2009 were $130, a 95% decrease from $2,353 for the six month period ended June 30, 2008. We believe the decrease in sales was the result of the overall state of the economy and market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2008. As a result of the decline in sales, our cost of revenue for the six month period ended June 30, 2009 was $0, compared to $591 for the six month period ended June 30, 2008 and our gross profit, likewise, decreased 93% from $1,762 for the six month period ended June 30, 2008, to $130 for the six month period ended June 30, 2009.

General and administrative expenses for the six month period ended June 30, 2009 were $4,522 or a 90% decrease from $46,608 for the six month period ended June 30, 2008.

Financial Condition, Liquidity, and Capital Resources for the Period Ended June 30, 2008

Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder in the aggregate amount of $30,703. As of June 30, 2009, we had a cash balance of $497 a 91% decrease compared to our cash balance of $5,706 as of June 30, 2008.

Net cash provided by operating activities was $224 for the six month period ended June 30, 2009 as compared to $(23,252) for the six month period ended June 30, 2008.

Net cash provided by financing activities was $0 for the six month period ended June 30, 2009 as compared to $20,500 for the six month period ended June 30, 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our sole officer, Stella Gostfrand, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our sole officer concluded that as of June 30, 2009, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our reports filed under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our sole officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended June 30, 2009 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: August 19, 2009	MUST HAVES, INC.

/s/ Stella Gostfrand
Principal Executive Officer and Principal Financial Officer