Form 10-Q
period 2009-09-30
MUST HAVES, INC.
filed 2009-11-24
CIK 1412212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of September 30, 2009, there were outstanding 4,975,000 shares of common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUST HAVES, INC.

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$97	$272
Accounts receivable, net	1,692	2,000
Inventory, net	6,942	6,942
Other current assets	500	500

Total current assets	9,231	9,714

TOTAL ASSETS	$9,231	$9,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$16,501	$14,581
Stockholders’ loan	29,944	29,185

Total current liabilities	46,445	43,766

Stockholders’ deficit
Preferred stock, no par value, 1,000,000 authorized shares No shares issued and outstanding as of September 30, 2009 and December 31, 2008.	-	-
Common stock, no par value, 10,000,000 authorized shares 4,975,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008.
Additional paid in capital	153,200	148,700
Accumulated deficit	(190,414)	(182,752)

Total Stockholders’ Deficit	(37,214)	(34,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,231	$9,714

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
REVENUE	$-	$1,048	$130	$3,401

COST OF REVENUE	-	183	-	774

GROSS PROFIT	-	865	130	2,627

General and administrative expense	2,050	11,640	6,572	58,248

Loss from operations before interest expense	(2,050)	(10,775)	(6,442)	(55,621)

Interest expense	0	514	1,220	1,221

Loss before taxes	(2,050)	(11,289)	(7,662)	(56,842)

Provision (benefit) from income taxes	-	-	-	-

Net Loss	$(2,050)	$(11,289)	$(7,662)	$(56,842)

Weighted average shares outstanding - basic and diluted	4,975,000	4,975,000	4,975,000	4,975,000

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MUST HAVES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(7,662)	$(56,842)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Capital contribution from stockholder	4,500	4,500
Changes in operating assets and liabilities
Accounts receivable	308	210
Inventory	-	774
Accounts payable and accrued liabilities	2,679	23,643
Other current assets	-	(500)

Net cash used in operating activities	(175)	(28,215)

Cash Flows from Financing Activities:
Loan from stockholder	-	22,500
Proceeds from sale of stock	-	-

Net cash provided by financing activities	-	22,500

Net (decrease) increase in cash	(175)	(5,715)

Cash - beginning of year	272	8,458

Cash - end of the period	$97	$2,743

Supplemental Disclosures:
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Financial Statements for the Three Months Ended September 30, 2009 and September 30, 2008

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004. The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $7,662 for the nine months ended September 30, 2009 and has not developed a substantial source of revenue. The Company anticipates seeking additional capital, increasing sales and continuing to restrict expenditures during 2009. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectability of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as September 30, 2009.

Inventory

Inventory consists of ladies accessories and related supplies. It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at September 30, 2009, as all pieces are expected to be sold or can be interchanged with other styles.

Cost of revenue

Cost of revenue consists of materials, supplies, contract labor, and shipping and delivery costs. The fair value of contributed facilities by the Company’s sole employee is also included as a cost of revenue.

General and administrative expense

General and administrative expense includes professional fees, bank and credit card service charges, travel, telephone, and office expense. The fair value of contributed services by the Company’s sole employee is also recorded as general and administrative expense.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2009 the Company believes that there has been no impairment of its long-lived assets.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. (“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on the Company’s financial statements

Fair Value Option for Financial Assets and Financial Liabilities

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

The Company has borrowed funds from one stockholder to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of September 30, 2009 was $29,944. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $1,220 for the nine months ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis addresses the major factors that affected our results of operations and financial condition reflected in our unaudited financial statements for the periods ended September 30, 2009 and September 30, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations - Comparative Three-Month Periods Ended September 30, 2009 and 2008

Revenues for the three month period ended September 30, 2009 were $0, compared to $1,048 for the three month period ended September 30, 2008. We believe the decrease in sales was the result of the overall state of the economy and market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2008. As a result of the decline in sales, our cost of revenue for the three month period ended September 30, 2009 was $0, compared to $183 for the three month period ended September 30, 2008 and our gross profit, likewise, declined to $0 for the three month period ended September 30, 2009 from $865 for the three month period ended September 30, 2008.

General and administrative expenses for the three month period ended September 30, 2009 were $2,050 or an 82% decrease from $11,640 for the three month period ended September 30, 2008.

Results of Operations - Comparative Nine-Month Periods Ended September 30, 2009 and 2008

Revenues for the nine month period ended September 30, 2009 were $130, a 96% decrease from $3,401 for the nine month period ended September 30, 2008. We believe the decrease in sales was the result of the overall state of the economy and market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2008. As a result of the decline in sales, our cost of revenue for the nine month period ended September 30, 2009 was $0, compared to $774 for the nine month period ended September 30, 2008 and our gross profit, likewise, decreased 95% from $2,627 for the nine month period ended September 30, 2008, to $130 for the nine month period ended September 30, 2009.

General and administrative expenses for the nine month period ended September 30, 2009 were $6,572 or a 89% decrease from $58,248 for the nine month period ended September 30, 2008.

Financial Condition, Liquidity, and Capital Resources for the Period Ended September 30, 2008

Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007 and loans from our founder. As of September 30, 2009, we had a cash balance of $97, a 64% decrease compared to our cash balance of $272 as of September 30, 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our sole officer, Stella Gostfrand, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our sole officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our sole officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended September 30, 2009 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On October 26, 2009, we filed Articles of Amendment to our Articles of Incorporation, with the Florida Secretary of State increasing our authorized common stock from 10,000,000 shares to 100,000,000 shares and our preferred stock from 1,000,000 to 10,000,000 shares, and effecting a 1 for 4 reverse split of our outstanding common stock. Copies of the Articles of Amendment are filed herewith as exhibits. The amendments were approved by the written consent of our Board and by the written consent of shareholders holding approximately 77% of our issued and outstanding shares of common stock. An Information Statement on Schedule 14C was filed with the SEC and mailed to each of our shareholders in October 2009.

Item 6.	Exhibits.

No.	Description

3.1(i)	Amendment to Articles of Incorporation, filed October 26, 2009

3.1(ii)	Amendment to Articles of Incorporation, filed October 26, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2009	MUST HAVES, INC.

/S/ STELLA GOSTFRAND
Principal Executive Officer and Principal Financial Officer