Form 10-K
period 2009-12-31
ITRACKR SYSTEMS INC
filed 2010-04-13
CIK 1412212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ______________

Commission File Number: 000-52934

ITRACKR SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	05-0597678 (I.R.S. Employer Identification No.)

475 Plaza Real, Suite 275 Boca Raton, FL 33432 (Address of principal executive offices)

(561) 962-4111
 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 19,827,331 shares of common stock outstanding as of March 30, 2010.  The registrant’s common stock is not traded or listed on any exchange.

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

On January 12, 2010, the Company closed a merger transaction (the “Merger”) pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc. The Company reported the closing of the Merger in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010. This Annual Report on Form 10-K contains information regarding the Company and iTrackr, as indicated herein.

Since the Merger closed subsequent to the reporting period covered by this Annual Report on Form 10-K, this report includes both discussion of our business as it existed as of December 31, 2009 and of the Company’s business post-Merger, as the 100% parent of iTrackr, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “Must Haves, Inc.” describe the Company prior to January 19, 2010 and the sections entitled “iTrackr Systems, Inc.” describe the Company on and after January 19, 2010.

ITRACKR SYSTEMS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in the documents incorporated by reference into this Annual Report on Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to maintain and increase revenues and sales of our products;

•	our ability to develop and market new products;

•	competitive nature of our industry;

•	market acceptance of our products;

•	our reliance on intellectual property, some of which is owned by third parties;

•	our strategic investments and acquisitions;

•	continued maintenance of certificates, permits and licenses required to conduct business;

•	vulnerability of our business to general economic downturn; and

•
the other factors referenced in this prospecuts, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described below under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.  BUSINESS.

MUST HAVES, INC.

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

Competition

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

ITRACKR SYSTEMS, INC.

Overview

We are an emerging ecommerce software and services company. In 2006, we began development of an online search application for retailers and consumers and launched www.itrackr.com, a social networking website designed to enable consumers the ability to search for products and services at brick-and-mortar retail stores on location-based, and inventory-available basis, within their geographic communities. In 2009, we acquired online customer support software from ChatStat, which enables us to provide retailers with a support and sales tool for agents with the goal of increasing transactional business. We serve customers primarily in North America in a variety of industries with a particular emphasis on ecommerce markets.

Corporate Information

We were incorporated in the State of Wyoming on May 10, 2006 to develop, market and commercialize a product and inventory search application through a social networking site designed to leverage the best of Internet and mobile technologies.

On November 27, 2007 we adopted Articles of Merger to merger iTrackr, the Wyoming corporation with and into iTrackr, Inc., a Florida corporation. On December 10, 2009, we entered into a Plan of Merger with Must Haves, Inc. which closed on January 12, 2010 pursuant to which (i) we received an aggregate of 17,875,695 shares, or 93.5% of Must Haves, Inc. common stock, and (ii) Must Haves, Inc. assumed 6,555,000 options and warrants of iTrackr, which are exercisable at prices from $0.01 to $0.40. Our corporate offices are located at 475 Plaza Real, Suite 275 Boca Raton, Fl, and our telephone number is (561) 962-4111.

With respect to this discussion, the terms “we”, “our”, “iTrackr” and the “Company” refer to iTrackr Systems, Inc., and its wholly-owned subsidiary, iTrackr, Inc..

Industry

Chat and Online Customer Support

Despite the current state of the U.S. economy, online sales are still strong. In a February 2009 forecast, Forrester Research, Inc. projected that online sales will increase by 11% in 2009, reaching $156 billion by year’s end, and that affluent shoppers (defined as consumers with household incomes of at least $75,000 per year), who account for more than half of online retail spending, will continue to shift a significant portion of their purchases to the Web channel.

We believe that the online channel presents expansion opportunities for many industries, and that the increased e-commerce revenue that results from this expansion may outweigh the decrease that stems from consumers who will curtail their overall spending in 2009. To survive in this competitive environment, e-businesses must differentiate their service, quality and overall experience to gain customer loyalty.

Forrester also forecasts online banking adoption will continue its upward trajectory. According to Forrester’s figures, by 2011 the number of U.S. consumers who bank online will grow by 55%, representing 76% of online households.

Online advertising continues to grow, with search engine-based marketing leading the way. We believe the shift from television, print, radio and other traditional media may accelerate in a recessionary environment largely because Web-based media is more measurable, interactive, targeted and relevant. eMarketer, in an article published in December 2008, predicts that search engine-based marketing will grow 15% to $12 billion in 2009, while overall online advertising will grow 9% to $26 billion. This compares to the total U.S. advertising market for 2009, which Barclays Capital Media predicts will decline by 10% to $251 billion.

The unrivaled convenience, accessibility and selection of the Web have established the channel as a mass consumer medium. Because the Internet is a ubiquitous influence in our day-to-day lives, consumer expectations and demands continue to rise.

By supplying online engagement tools that facilitate real-time assistance and personalized advice, iTrackr enables businesses and individual service providers to connect with their target audience, as well as provide personalized customer assistance to high-value customers. Creating more relevant, compelling and personalized online experiences, our platform helps e-business organizations meet the needs of demanding consumers while reinforcing their brand promise.

Social Networking

Social technologies continue to grow substantially in 2009. Forrester Research reports that now more than four in five US online adults use social media at least once a month, and half participate in social networks like Facebook, which estimates to have 300 million active users, of whom half log in on any given day, and of which more than 65 million users access through mobile devices.

By the year 2013, 43% of global mobile internet users (607.5 million people worldwide) will be accessing social networks from their mobile devices, according to eMarketer, which characterizes mobile and social as still-emerging channels that are each helping drive the adoption of the other. In the US, mobile social networkers will total 56.2 million by 2013, and will account for nearly half (45%) of the mobile internet user population.

Social networking has dramatically reshaped the Internet landscape and is now generating more than $1 billion annually. Industry giants such as Microsoft and Google continue to court these social networking sites with the intention toward establishing the mechanism for monetizing advertising content.

Mobile data services (e.g. text messaging, ringtones, wallpaper) have become a hundred billion dollar business worldwide. ABI Research estimates that between 2008 and 2014, the total market for mobile messaging will grow at a CAGR of nearly 8 percent, increasing from $132 billion in 2008 to $208 billion by 2014.

According to a recent CTIA survey, text messaging continues to be enormously popular, with more than one trillion text messages carried on carriers’ networks in 2008—breaking down to more than 3.5 billion messages per day. That’s almost triple the number from 2007, when 363 billion text messages were transmitted. Wireless subscribers are also sending more pictures and other multi-media messages with their mobile devices, with 15 billion MMS messages reported for 2008, up from 6 billion the year before.

Competitive Strengths

Experienced management team

Our senior management team has extensive business and industry experience, including an understanding of changing market trends, consumer needs and technologies, which gives us the ability to capitalize on the opportunities resulting from these market changes.  Our Chief Executive Officer, John Rizzo, has over 15 years of experience in developing technology businesses.  Other members of our senior management team also have significant experience with respect to key aspects of our operations, including research and development, product design, and sales and marketing.

Early market mover

We were the first to market in the “Buy-Online, Pick-Up-In-Store” category, which we believe has enabled us to build strong brand value.

Open Source Technology

We have developed the iTrackr platform based on an “Opensource Architecture” much the same way as Facebook, Google, Yahoo, Youtube and other fast growing internet companies.  This architecture enables us to quickly to scale our infrastructure to adapt to a rapidly growing user/customer base and to integrate with retailers API as most source code is readily available.

Mobility

We are the only company in the space that relies heavily on mobile computing.  We are the only company using SMS to enable the end user for increased mobility.  We estimate that 25% of all messages sent through the iTrackr platform are SMS.  We are also developing mobile and GPS-enabled applications to continue to dominate in this space.

Our Strategy

iTrackr Technologies has built a community-driven website at www.itrackr.com where consumers can create user-generated content focused on feedback and recommendations about popular products. What is truly unique about our website is that the users all have something in common; they are confirmed consumers. They have found www.itrackr.com because they are looking for one item or another in their local shopping area for immediate purchase. Since our initial launch, in December 2006, we increased our membership 170,000 subscribers solely through viral, word-of-mouth marketing.

In addition to our web presence we are working with retailers to extend iTrackr’s fulfillment tracking applications to their branded web sites. Our mobile suite of applications are also extensible with our commercial partners’ look and feel, giving them an iTrackr enabled mobile presence under their existing corporate brand. We will augment our offering with transaction settlement capabilities to compliment our existing capabilities and provide our partners with a complete fulfillment solution.

Our initial objective is to reach critical mass as quickly as possible in order to establish the iTrackr Community as viable and attractive to marketing firms and online and mobile advertisers. We will achieve critical mass when revenue from our Community presence approaches our current cost of operations. We intend to leverage our suite of applications over wired and mobile devices in order to achieve the broadest possible uptake and the greatest potential market penetration.

We have employed a “freemium” model to maximize consumer uptake for our social shopping tools. In other words, we offer product tracking and notification, as well as the consumer social network capabilities to our users and members without a charge. We believe this will provide us with the most efficient path to establishing critical mass and validation of our offering.

We believe that our user base will be driven by the content that we propagate to our iTrackr database, the number of consumers that will employ mobile data applications, and more generally mirror the broader online consumer demographic. Our strategy is to populate our database initially with the most sought after, or the “hottest” consumer products, demand for which is generated by the community members themselves. This category of products is, by nature, more difficult to locate in-store due to the fact that demand is higher. These will be the products which will highlight the value of our offering to the consumer, and create the largest viral “buzz” amongst all consumers. Around the holidays, these hot items are typically new releases of consumer electronics, games and communications devices, but can be any consumer good or service for which supply is constrained regionally or nationally.

Over time, other factors will contribute to the products available for tracking on our network, including consumer user-generation of product tracking requests as well as our development of partnerships and affiliation with retail and marketing firms.

With more than a quarter of online consumers submitting a rating or review of a product or service contributing to a discussion board, an increasing number of brands are beginning to use user generated content to engage with customers, while social networking sites that employ UCGP are demonstrating growth in site traffic and membership numbers.

We have developed the iTrackr platform to scale on a distributed basis, where consumers have the capability to add products for tracking, as well as for reviews and commentary to propagate within our community. We are seeking to maximize the relevance of the tracking services, while increasing the likelihood of longer and more frequent site visits. This increases the attractiveness of our site as a merchandising destination for online advertisers and marketing firms.

Our plan for 2010 is to grow by promoting our mobile networking tools and retail search capabilities to community and affinity groups that will benefit the most from mobile social networking. These groups include retailers, students, affinity groups and mobile device manufacturers. By soliciting participation from retail sponsors, we will provide free services to our target communities.

Viral Promotion Strategy

iTrackr has been lauded on websites and in the media with no direct marketing expenditures or outlays on our behalf. For example, U.S. News & World Report mentioned the iTrackr service on December 6, 2007, within the context of “Tracking the Elusive Wii”. Almost immediately after we made our application available on the world wide web, mention of our service and positive reviews appeared on Google searches for the term iTrackr. We will continue to promote our community virally, and will expand our blog presence for the foreseeable future.

Consumer Reach Strategy

Today most consumers utilizing iTrackr do so for products that can be found and purchased at their local store. Our new product offerings will allow consumers to form private communities and to exchange group messages or discuss things within groups of their making. By offering these features, we extend the consumers ability to seek fulfillment for services as well as goods. These services include event ticketing such as movie tickets, concerts or sporting events, and they will also include packages combining events with merchandise and entertainment. iTrackr’s messaging and community products will offer consumer’s the ability to organize the events in a one step process including the purchase of the service via the Internet. This can occur from any Internet or mobile device.

Retailer Promotion Strategy

We intend to solicit commercial participation from big box consumer electronics and pharmaceutical retailers, but our service is not limited to any particular set of retail categories. Consider the following examples:

Pharmaceutical Retailer: we provide the retailer with the ability to notify customers via text message or email that their prescription has been filled and is available for pickup. With these highly-qualified messages, we can extend the retailers the ability to offer special coupons or exclusive promotional opportunities. By combining our service with an exclusive marketing opportunity, we will drive derivative sales from the subsequent store visit by the consumer.

Electronic Retailer: our utilities give retailers the ability to notify their customers that a product at a particular location has become available, and iTrackr will facilitate the transaction. In addition, the retailer can drive additional sales by offering additional incentives or bundles when the customer visits the store to purchase the originally tracked item. We have identified several major retailers with whom we have engaged or intend to engage. These include Best Buy, Target, Radio Shack, Circuit City and Costco. Additionally, other retail areas will be pursued as commercial adoption grows. These secondary retailers include book stores such as Barnes & Noble and manufacturing retailers such as Apple.

Mobile Supply Chain Distribution

Making iTrackr an integral part of the mobile technology supply chain is one of our ultimate, long-term goals. Strategically placing the iTrackr Community button on mobile devices gives us one of the strongest opportunities to extend our community brand. Placement on the deck of PDA’s and cell phones will give us a true advantage in the marketplace. Developing relationships with manufacturers and service providers will allow us to pursue this goal, and having service providers as commercial partners will only further strengthen our offerings to potential subscribers. Even one partner in this arena greatly expands our reach and brand presence to a broad consumer group. Those consumers will drive new communities to the iTrackr offering and further expand mobile social networking in today’s wireless world.

Products and Services

The iTrackr community brand has created one of the first mobile shopping communities which is fully integrated with the online and mobile world. Our community bridges cyberspace and the mobile space with the real world for the benefit of our users, retailers and merchants. iTrackr is recognized nationally for locating hard to find products and major media organizations such as U.S. News and World Report, The Wall Street Journal and CNET have consulted with us for reference retail statistics.

Our current product line consists of our online Chat customer support application, “TrackiT!”, “PriceiT!”, Groups, Calendar and status update messaging for mobile and Internet.

Customer Support and Chat Software

Bridging the gap between visitor traffic and successful business outcomes, our business solutions deliver measurable return on investment by enabling clients to:

•	Increase conversion rates and reduce abandonment by selectively engaging website visitors;
•	Accelerate the sales cycle, drive repeat business and increase average order values;
•	Increase customer satisfaction, retention and loyalty while reducing service costs;
•	Harness the knowledge of subject-matter experts by allowing consumers to engage with major online brands ;
•	Refine and improve performance by understanding which initiatives deliver the highest rate; and
•	Lower operating costs in the call center by deflecting costly phone and email interactions.

TrackiT, PriceiT and iTrackr Community Applications

These products are based on a “pull/push” model where the consumers tell us what products they are interested in via the Retail “TrackiT!” button and iTrackr pulls the information from the retailers’ inventory and pushes it to the consumer. The consumer establishes their messaging preferences of site only, mobile text messaging and/or email. The main product is the “TrackiT!” function which allows consumers to search local stores’ inventory for products like the Wii Console, Guitar Hero video game as well as a host of other products.

Our products are focused on creating value by and to the consumer, the retailer and the marketing firm. The success of our business is predicated on our ability to effectively achieve and maximize value on each of these fronts.

Our business and technology was created first and foremost with the individual consumer, and the consumer’s “interests” in mind. More than ever, consumers are challenged with issues of time and convenience in fulfilling their purchases. This factor has been one of the primary catalysts for the growth of online shopping which addresses both of these constraints directly. But the fact is, that online commerce remains less than 10% of total retail, and is forecast to only reach about 13.4% of total retail by 2011. Tracking and utilizing the expressed interests of our users allows us to maintain our relevance to the consumer and to provide information that keeps them engaged with our Community.

The vast majority of consumers are committed to fulfilling their shopping purchases at brick-and-mortar locations. This creates another significant inconvenience, or “pain”, for the consumer – namely, the need to find the product they are looking for in stock and in their area now. We believe that the best solution, or resolution, for the consumer’s need is to help them mitigate and eliminate altogether the hassle of locating stores that have the products they want in stock and to provide them with an opportunity to secure that in-stock product with an immediate purchase. We leverage the power and ubiquitous nature of the Internet and mobile marketplace to provide this intelligence to the consumer in an on-demand, real-time capability. After all, while less than 10% of consumers will execute a purchase online, almost 90% of them are researching online. We simplify the process in a turnkey fashion and with immediate resolution.

The value proposition that we offer to the retailer is equally compelling. We drive purchases to the retailer. Our presence and content will greatly influence where our users fulfill their transactions. Our powerful e-commerce driven, social networking platform cost-effectively pushes consumers that are ready to purchase to retail locations. Retailer’s can market incentives and promotions on a local and even store-by-store basis to our consumers. That is the essence of social merchandising. iTrackr can provide layers of intelligence to retailers that can be parsed all-the-way down to the zip-code layer. The implications to the retailer range well beyond target marketing and extend directly to inventory management, fulfillment and settlement in the consumer supply chain.

Substantiating “return-on-investment remains the biggest challenge for marketing firms catering to online advertisers. Much of the problem online advertisers face is related to the measurement tools currently available and the data which is ultimately produced from those tools. Additionally, it is also difficult to determine the quality of placement and the impact of advertising amongst the online audience at a particular destination. The vast majority of advertising dollars being spent is concentrated on a surprisingly few online destinations.

The primary advantage that we offer marketing firms is the assurance that the ads and promotional campaigns launched within the iTrackr Community are both highly targeted and are being sought by the confirmed consumers that are at our site first and foremost for retail interests. This is a significant advantage and a key differentiator from other platforms. We believe that marketing firms can more effectively demonstrate ROI to their clients on our platform, and we can provide them with the statistics to prove it.

We are working with our commercial partners to provide inventory and service tracking functions within the branded image of their existing online presence. This is the fundamental building block of social merchandising. From these services, our Retail partners will extend product and service fulfillment messaging with derivative sales offerings, associated mobile advertising and mobile couponing. iTrackr subscriber’s will benefit from brand affinity offerings through our Retailers’ partners.

Transaction Fulfillment

Consumers can complete the process of searching for products and services by securing them with a “BuyiT!” purchase when they locate what they want. Goods and services can be secured when they become available, and the consumer will know that their products will be waiting for them when they go to pick them up.

Group Messaging

Consumers can communicate or forward received messages to any of their groups, regardless of which devices they are using, where each member receives messages according to their individual profiles and permissions that they have established. Retailers can leverage this group messaging functionality to push special offers and incentives to relevant groups, notifying them of brick-and-mortar locations where they can locate products and take advantage of special offers.

MyiTrackr Dashboard

When a community member signs in, their home page is also their personal dashboard. Whether from the web or from the mobile device, the MyiTrackr Personal Dashboard is the interface to the world of iTrackr services. From a user’s personal dashboard they can personalize and configure their view of the iTrackr community. From here they can set up their communications settings, their group affiliations and their personal preferences. Community members can research subscriber submitted opinions of products and services, or they may wish to submit reviews of their own. The MyiTrackr Personal Dashboard is the member’s one-stop for personalization of the iTrackr Community experience.

iTrackr Trackit Reports

iTrackr’s TrackiT Reports provide commercial subscribers with invaluable data provided by the iTrackr consumer. We have unique insight into the purchasing trends of groups of consumers by product. When a community member stops tracking a product, we glean specific information about the retail experience, and while we never release specific user information, we can aggregate very specific information about consumer behavior. As our membership grows many consumer trends can be noted and quantified. iTrackr TrackiT Reports are the only place where that data can be found.

Research and Development

Companies such as us are under pressure for customers to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements.  We believe that the engineering and technical expertise of our management and key personnel, together with our emphasis on continuing research and development, allows us to efficiently and timely identify and bring new, innovative products to market for our customers using the latest technologies, materials and processes.  We believe that continued research and development activities are critical to maintaining our offering of technologically-advanced products to serve a broader array of our customers.

We focus our product design efforts on both improving our existing products and developing new products.  In an effort to enhance our product quality, reduce costs and keep up with emerging product trends, we work with our key customers to identify emerging product trends and implement new solutions intended to meet the current and future needs of the markets we serve.

We are a technology company, and approximately 45% of our costs are related to research and development. We anticipate that research and development costs will continue to be a material component of our overall business expenditures for the foreseeable future.

Competition

Chat and Online Customer Support

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions.

Our business solutions compete directly with companies focused on technology that facilitate real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. iTrackr faces competition from online interaction solution providers, including software-as-a-service (SaaS) providers such as LivePerson, Art Technology Group, Instant Service, RightNow Technologies and TouchCommerce. We face potential competition from Web analytics and online marketing service providers, such as Omniture. The most significant barriers to entry in this market are knowledge of:

•	Online consumer purchasing habits;

•	Methodologies to correctly engage customers;

•	Metrics proving return on investment; and

•	Technology innovation opportunities.

iTrackr also faces potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology and/or consumer-oriented companies such as Microsoft, Yahoo and Google may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and live advice.

Finally, iTrackr competes with in-house online engagement solutions, as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

iTrackr believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Compared to iTrackr, some of our larger current and potential competitors have:

•	Stronger brand recognition;

•	A wider range of products and services; and

•	Greater financial, marketing and research and development resources.

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

•	Undertake more extensive marketing campaigns;

•	Adopt more aggressive pricing policies; and

•	Make more attractive offers to businesses to induce them to use their products or services.

Social Networking and Online Retail Search

While our business concept is unique, our revenue streams come from intensely competitive markets. Our users can find, buy, sell and pay for similar items and services through a variety of competing channels. These include, but are not limited to, online and offline retailers, distributors, liquidators, import and export companies, catalog and mail-order companies, classifieds, directories, search engines, products of search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect our competition to continue to broaden to include other online and offline channels for those new offerings.

Whether it is driving product sales to traditional businesses or providing targeted marketing opportunities for derivative sales to a retailer’s consumer, iTrackr is in the business of social merchandizing. Other social networking ventures, such as MySpace and Facebook have seen tremendous growth over the last four years in terms of the user community. Facebook has garnered 200 million users worldwide and My Space reportedly has more than 100 million users. These numbers are impressive for building social networking destinations, but the business behind these offerings still relies on revenue primarily derived from online advertising. Facebook has reported to investors that it could generate revenues as high as $500 million in 2009, after generating between $280 and $300 million in 2008. iTrackr competes with these, and other larger and more established social networking sites for users, but we believe we are well positioned to excel at per subscriber revenue generation given our multi-channel approach to revenue generation. The major difference between iTrackr and sites like Facebook or MySpace is that they offer blogs and pictures, and we focus on consumers and merchandising.

Other competitors include social shopping sites. Hearst Corporation acquired Kaboodle for an estimated $40 million. Kaboodle is one of the new social shopping sites started in the last few years. They had managed to grow their site to 2.2 million unique visitors by June 2007, prior to being purchased. Several social shopping sites focus on a specific community segment. Stylehive is vying to become a destination for women’s fashion. Crowdstorm is focusing exclusively on online shopping. All of these sites are looking to establish a niche community with retail extensions. Very few offerings have direct queries of existing retailers, and none have in-stock checking or sell through capabilities with existing retailers. iTrackr does complete point-of-sale transactions, and provides sell through capabilities to our commercial partners.

A key differentiator of our offering is our focus on mobile social networking and merchandizing. Most mobile offerings only tie into existing sites like MySpace. An example of this is the mobile offering from Earthlink and SK Telecom called Helio. This is a premium service requiring a specific device and running as much as $135 per month. While Helio is going after the premium content consumer, the remainder of the mobile marketplace is unserved. iTrackr will change that with our mobile community. A wide variety of mobile devices work with our community utilities, and the service does not come with a premium price tag.

We are a commerce facilitator. With other eCommerce sites, when you buy a product, you have to wait for fulfillment which often takes weeks. Our service is designed for consumers that want products today. Our consumers want to know where they can find a product, if it is available and what is the best price for the product. This is our service offering, and this is what both differentiates us from eCommerce stores and what enables us to serve as a partner to brick and mortar retailers.

Another key differentiator of our service from others, is that we proactively notify consumers when products or services that they are looking for become available and from where. We are not a retailer, so we do not compete directly with other retailers. Rather, we support them. iTrackr identifies groups of people who are looking for a product or service, and we provide opportunities for our commercial partners to fulfill their need. We identify further opportunities for retailers to take advantage of derivative sales opportunities when the right mix of consumer interest, product availability and pending purchase come together.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Some of our products are also designed to include software or other intellectual property licensed from third parties.  While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, based on past experience and industry practice we believe that such licenses generally could be obtained on commercially reasonable terms.  However, there is no guarantee that such licenses could be obtained at all.  Because of technological changes in the portable electronics industry, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible certain components of our products may unknowingly infringe existing patents or intellectual property rights of others.

Government Regulation

There are an increasing number of laws and regulations pertaining to the Internet and e-commerce over the Internet. Other laws or regulations may be adopted with respect to online content regulation, user privacy, pricing, restrictions on email solicitations, taxation and quality of products and services. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our prospects and revenues.

Employees

At March 30, we had 3 full-time employees.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

ITEM 1A.  RISK FACTORS.

Not Required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The following table summarizes the location of real properties leased by us. We entered into a lease agreement with Regus in February 2009, where the initial term was for a three month period through April 2009. According to the terms of the lease agreement, the lease extends automatically for successive periods equal to the initial term but no less than 3 months (or such other renewal term that has been agreed between Regus and us) until brought to an end by us or Regus.

Our lease is for a property located at 433 Plaza Road, Ste 275, Boca Raton Florida for a fee of $800 per month.

We believe our facilities are currently suitable and adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

There are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MUST HAVES, INC.

Market Information

The Company’s common stock is not traded on any stock exchange.  The Company is not aware of any market activity in its common stock since its inception through the date of this filing.

Holders

As of December 31, 2009, there were 54 record holders of 4,975,000 shares of our common stock.

Dividends

The Company has not declared or paid any cash dividends on common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the board of directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the board of directors may consider.

ITRACKR SYSTEMS, INC.

Market Information

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system.  We intend to apply for our shares to be traded on the over-the-counter bulletin board (“OTCBB”).

If and when our common stock is quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services to our competitors’ products and services;
•	Announcements of innovations or new products or services by us or our competitors;
•	Federal and state governmental regulatory actions and the impact of such requirements on our business;
•	The development of litigation against us;
•	Period-to-period fluctuations in our operating results;
•	Changes in estimates of our performance by any securities analysts;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in interest rates;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in interest rates;
•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Investor perceptions of our Company; and
•	General economic and other national conditions.

Holders

As of March 30, 2010, we had 97 stockholders of record of 19,827,331 shares of our common stock.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay cash dividends in the years ended December 31, 2009 and 2008.

Transfer Agent

The transfer agent and registrar for our common stock is Manhattan Transfer Registrar Company.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-0-	n/a	-0-
Equity Compensation Plans Not Approved by Security Holders (1)	-0-	n/a	45,250,000

(1)	Includes shares issuable under the 2007 Lon-Term Incentive Plan (45,000,000), as described below, and shares issuable under the Company’s employment agreement with Ramesh Anand (250,000).

Securities Authorized for Issuance Under Equity Compensation Plans

Long-Term Compensation- 2007 Long-Term Incentive Plan (“the Plan”)

The purpose of the Plan is to further and promote the interests of iTrackr, its subsidiaries and its stockholders by enabling iTrackr and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants or those who will become employees, non-employee directors or consultants, and to align the interests of those individuals and iTrackr’s stockholders.

Notwithstanding anything elsewhere in the Plan to the contrary, but subject as well to the other limitations contained in this Section 3 and subject to adjustment as provided in Section 13 of the Plan:

(i)
The aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of Nonqualified Stock Options or Incentive Stock Options (after taking into account forfeitures and cancellations) shall not exceed Fifteen Million (15,000,000) Common Shares.

(ii)
The aggregate number of Common Shares issued as Restricted Stock and Restricted Stock Units (after taking into account any forfeitures and cancellations) shall not exceed Fifteen Million (15,000,000) Common Shares.

(iii)
The aggregate number of Common Shares issued as Performance Shares and Performance Units and other awards under Section 10 of this Plan (after taking into account any forfeitures and cancellations) shall not exceed Fifteen Million (15,000,000) Common Shares.

Recent Sales of Unregistered Securities

•
On March 15, 2010, the Company received $50,000 in exchange for the issuance of 166,666 shares of common stock and the issuance of a one year warrant for the right to purchase 166,666 shares of the Company’s common stock at an exercise price of $0.30 per share.

•	On February 16, 2010, the Company converted $42,466.48 of shareholder loans to 119,999 shares of common stock.
•
On February 5, 2010, the Company sold a warrant to an accredited investor for $50,000. Under the terms of the warrant, the investor has the right to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.40 per share.

•	During December, 2009, the Company converted $29,944 of shareholder loans to 59,888 shares of common stock.
•	On October 31, 2009, Inflot Holdings Corp. converted $270,000 of convertible debt principle and interest into 1,386,322 shares of common stock.
•	On October 31, 2009, Ted Cooper converted $559,302 of convertible debt principle and interest into 1,118,603 shares of common stock.
•	On October 31, 2009, Robert Gleckman converted $110,825 of convertible debt principle and interest into 221,649 shares of common stock.
•	On October 31, 2009, The Borg Trust converted $55,844 of convertible debt principle and interest into 111,688 shares of common stock
•	On October 31, 2009, Robert Klinek & Susan Pack converted $57,139 of convertible debt principle and interest into 114,277 shares of common stock.
•	On October 31, 2009, The Winston Family Trust converted $34,631 of convertible debt principle and interest into 69,261 shares of common stock.
•	On October 31, 2009, Dominick & Judy Aprile converted $28,879 of convertible debt principle and interest into 57,758 shares of common stock.
•	On October 31, 2009, Charlie Bonafede converted $5,683 of convertible debt principle and interest into 11,366 shares of common stock.
•	On October 31, 2009, Dawn Maywood converted $5,781 of convertible debt principle and interest into 11,562 shares of common stock.
•	On October 31, 2009, Sam Maywood converted $5,781 of convertible debt principle and interest into 11,562 shares of common stock.

•	On October 31, 2009, Dr. Michael Gelbar converted $116,666 of convertible debt principle and interest into 233,332 shares of common stock.
•	On October 31, 2009, Patricia Scarpella converted $87,510 of convertible debt principle and interest into 175,019 shares of common stock.
•	On October 31, 2009, Shirley Harnick converted $58,347 of convertible debt principle and interest into 116,693 shares of common stock.
•	On October 31, 2009, Michael Nielsen converted $41,083 of convertible debt principle and interest into 82,165 shares of common stock.
•	On May 5, 2008, Mark MacDougal received 100,000 shares of common stock as a bonus valued at $50,000.
•	On May 5, 2008, Justin Van Winkle received 100,000 shares of common stock as a bonus valued at $50,000.
•	On February 20, 2008, Steve Danzo earned 14,025 shares of common stock in exchange for services valued at $7,013.
•	On August 21, 2007, Red Rock Strategies Ltd. converted $55,313.70 of convertible debt principle and interest into 2,765,685 shares of common stock.
•	On August 21, 2007, New Link Ltd. Corp converted $211,403.29 of convertible debt principle and interest into 3,385,280 shares of common stock.
•	On August 21, 2007, Landmark, Inc. converted $26,069.86 of convertible debt principle and interest into 104,279 shares of common stock.
•	On August 21, 2007, Beatrice Anne Rizzo converted $98,516.85 of convertible debt principle and interest into 985,169 shares of common stock.
•	On July 1, 2007, Jarem Archer received 750,000 shares of common stock in lieu of salary valued at $37,500.
•	On July 1, 2007, John Rizzo received 5,000,000 shares of common stock in lieu of salary valued at $250,000.
•
On October 26, 2006, The John Rizzo Family Trust received 250,000 shares of founder’s common stock at no value; Jarem Archer received 250,000 shares of founder’s common stock at no value; the Christopher Smith Family Trust received 200,000 shares of founder’s common stock at no value; and Alejandro Sintas received 100,000 shares of founder’s common stock at no value.

None of the securities issued in the foregoing transactions were registered under the Securities Act of 1933, as amended (the “Act”), and all were issued pursuant to an exemption from registration under Section 4(2) of the Act.  The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this prospectus.

This prospectus contains forward-looking statements.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

MUST HAVES, INC.

The following discussion and analysis addresses the major factors that affected our results of operations and financial condition reflected in our audited financial statements for the periods ended December 31, 2009 and December 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A and elsewhere in this report.

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

Results of Operations for the Period ended December 31, 2009 as Compared to the Period ended December 31, 2008

Revenues for the period ended December 31, 2009 were $130, a 97% decrease from $3,757 for the period ended December 31, 2008.  We believe the decrease in sales was the result of the overall state of the economy and market saturation of lower priced, knock off products by a greater number of online retailers and websites offering products similar to ours during 2009. As a result of the decline in sales, our cost of revenue for the period ended December 31, 2009 was $0,  compared to $1,018 for the period ended December 31, 2008 and our gross profit, likewise, decreased 95% from $2,739 for the period ended December 31, 2008, to $130 for the period ended December 31, 2009.

General and administrative expenses for the period ended December 31, 2009 were $31,997 or a 38% decrease from $51,765 for the period ended December 31, 2008.

Financial Condition, Liquidity, and Capital Resources for the Period Ended December 31, 2008

Since inception in 2004, we have funded capital requirements through operations, proceeds from a private placement in 2007, and loans from our founder.  As of December 31, 2009, we had a cash balance of $95 compared to our cash balance of $272 as of December 31, 2008.

Net cash used by operating activities was $806 for the period ended December 31, 2009 as compared to $34,186 for the period ended December 31, 2008.

Net cash used in financing activities was $177 for the period ended December 31, 2009 as compared to $8,186 for the year ended December 31, 2008.

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

ITRACKR SYSTEMS, INC.

The following discussion and analysis of the results of operations and financial condition of the Company on a consolidated basis for the years ended December 31, 2009 and 2008 and should be read in conjunction with iTrackr’s consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Prospectus. We use words such as “anticipate,” “estimate,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expression to identify forward-looking statements.

Recent Events

On February 1, 2010, Must Haves, Inc. amended its articles of incorporation with the State of Florida, changing its name to iTrackr Systems, Inc.

On December 10, 2009, Must Haves, Inc., iTrackr Acquisition, Inc. (“Merger Sub”) and iTrackr, Inc., a Florida corporation (“iTrackr”), entered into an Agreement and Plan of Merger (the “Agreement”), which closed January 12, 2010. On the Closing Date, iTrackr was merged with and into Merger Sub, which is the surviving corporation and became a wholly-owned subsidiary of the Registrant.

At the closing of the Merger, subject to and pursuant to the terms and conditions of the Agreement, each outstanding share of Purchaser common stock was converted into one share of common stock of the Registrant. Upon consummation of the Merger, the shareholders of the Purchaser received an aggregate of 17,875,695 shares of Registrant common stock and thus owned 93.5% of Must Have’s common stock. Must Haves also assumed 6,555,000 options and warrants of iTrackr, which are exercisable at prices from $0.01 to $0.40.

In addition, pursuant to the Plan of Merger Agreement, Stella Gostfrand submitted her resignation as an officer and director of the Company, and Michael Uhl, Dave Baesler and John Rizzo were appointed to serve as members of the board of directors of the Company, all of which will be effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act. Upon the consummation of the Reverse Merger, Ramesh Anand was appointed to serve as Chief Operating of the Company, and Mr. Rizzo was appointed to serve as Chief Executive Officer and Chief Financial Officer of the Company.

Overview

iTrackr Systems, Inc. (“iTrackr”, the “Company”, “we”, “us” or “our”) was formed in May 2006 to develop, market and commercialize a product and inventory search application through a social networking site designed to leverage the best of Internet and Mobile technologies. We have taken the best of several burgeoning markets, including eCommerce, social networking and mobile content, and developed what we believe is a powerful platform that drives value to consumers, retailers and advertising and marketing firms.

iTrackr Systems intends to introduce and commercialize Internet and Mobile social merchandizing technology platforms to retailers and consumers. “Social merchandizing” applies the variety of traditional marketing practices to promote products and services to a community of individuals via social networking technologies. iTrackr is similar to MySpace and Facebook; however, our members’ interests are not in diary or event blogging, but in the timely location of products and services which can be acquired and consumed on a local level.

iTrackr Systems’ technology enables consumers to search and track merchandise, letting the consumer know which retail locations in a local zip code are stocking the queried merchandise, as well as the comparative prices. In addition, if the item is not in stock, the consumer can request that iTrackr Systems notify them via mobile text message or email when the item is delivered to a local retailer and where that retailer is located.

In 2009, iTrackr purchased online customers support software technology from Chatstat for approximately $95,000. iTrackr has subsequently launched its customer support chat software (“ChatTrackr”) which facilitates real-time customer support and expert advice, and paid transactions.

iTrackr generates revenues primarily through the licensing of its ChatTrackr to two customers, Respond Q and Saveology. These customers use our application service provider (“ASP”) system, outsourcing our chat applications for a monthly fee-per-agent, or license fee and in certain cases, an annual enterprise fee.

In addition, we offer customers a hosted ChatTrackr solution, enabling them to download our software on their website, where agents download a fee-based desktop application, while we manage the service on our network for an additional fee. Examples of websites we manage include www.buycomcast.com and www.buytimewarner.com. We also bill customers for maintenance and upgrades to our service.

Our plans for to grow our customer support business is to position ChatTrackr as a sales tool for online retailers, increasing fees through customer additions, traffic and through the number of agents using ChatTrackr. We intend to expand our product search business by offering this service to existing ChatTrackr customers as a means of driving further traffic to their own websites and transactional volume. Our target markets include all ecommerce businesses, financial services, healthcare and automotive.

Our primary sources of operating funds have been historically through the issuance of debt and equity. For the year ended December 31, 2009, we raised $333,312 in debt.  To finance our growth strategy, we may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At December 31, 2009, iTrackr Systems had assets of $108,364. For the fiscal quarter ended December 31, 2009 the Company had revenue of $5,826, and net losses of $192,889. iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At December 31, 2009, the Company had approximately $3,223of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is insufficient to continue operations.  The Company currently needs approximately $130,000 to $160,000 per quarter to maintain and expand our sales and operations.  Thus, the Company will need approximately $520,000 to $640,000 to continue through December 31, 2010.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly we have experienced increased salaries and higher prices for supplies, goods and services. We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note A of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

Long-lived Assets

Long-lived assets, comprised of equipment, and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last two years.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in our impairment loss assessment methodology during the past two fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code. The Company’s utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Results of Operations

The following table sets forth information from our statements of operations for the fiscal years ended December 31, 2009 and 2008.

Years Ended December 31, 2009 and 2008

Revenues for the year ended December 31, 2009 were $7,493 representing a 70% increase from revenues of $4,419 for the year ended December 31, 2008.  The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of live chat software which began in our fourth quarter of 2009.

Total operating expenses for the year ended December 31, 2009 were $610,973 or 52% lower compared to $1,274,718 for the year ended December 31, 2008.  The $663,745 decrease in operating expenses is the result of cost cutting measures and was primarily due to a $483,523 decrease in personnel and professional fees and a $175,267 decrease in stock compensation expense.

Total other income and expense was expense of $253,462 for the year ended December 31, 2009 compared to $58,574 for the year ended December 31, 2008.  The $194,888, increase was due to an increase of $31,888 in interest expense as our debt balance in 2009 increased compared to 2008, $25,000 accrued for the settlement of a legal claim by a former consultant and $138,000 write-off of a worthless investment.

Our net loss was $856,942 for the year ended December 31, 2009, compared to a loss of $1,328,873 for the year ended December 31, 2008.  The 471,931 or 36% improvement in 2009 compared to 2008 was primarily due to our cost cutting measures which reduced operating expenses $663,745 offset by increases in other expenses of $194,888.

Liquidity and Capital Resources

From inception to December 31, 2009, we have incurred an accumulated deficit of $3,024,954.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.   During the year ended December 31, 2009 we had a net decrease in cash of $179,921.  Total cash resources as of December 31, 2009 was $3,223 compared with $183,144 at December 31, 2008.

Our available working capital and capital requirements will depend upon numerous factors, including the sale of live chat services, the timing and cost of expanding into new markets, the cost of developing competitive technologies, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

Net cash used by operating activities was $414,379 for the period ended December 31, 2009 as compared to $794,550 for the period ended December 31, 2008.

Net cash used by investing activities was $98,854 for the period ended December 31, 2009 as compared to $5,485 for the period ended December 31, 2008.

Net cash provided by financing activities was $333,312 for the period ended December 31, 2009 as compared to $883,000 for the year ended December 31, 2008.

Cash Requirements and Need for Additional Funds

We believe that approximately $ will be required to cover our operating expenses for the next 12 months. In addition to covering our operating expenses, we may require additional cash resources due to changing business conditions or other future developments, including any acquisitions we may decide to pursue.  We may, if necessary, conduct a private placement or public offering of our stock to raise capital.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is included at the end of this Report beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

MUST HAVES, INC.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act, under the supervision and with the participation of our sole officer, Stella Gostfrand, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009. Based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were effective.

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

Our sole officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2009, our internal control over financial reporting as of December 31, 2009, was effective.

Changes in Internal Controls

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

As reported and filed on Form 14C with the Securities and Exchange Commission on October 5, 2009, Must Haves’ Board of Directors approved and recommended, pursuant to a written consent dated September 18, 2009, that the following Proposals be accepted:

•	to amend our Articles of Incorporation to effectuate a 1-for-4 reverse split of our outstanding common stock; and

•	to increase our authorized common stock from 10,000,000 shares to 100,000,000 shares and our preferred stock from 1,000,000 to 10,000,000 shares.

Must Haves, Inc.’s stockholders holding a majority of the voting power approved the Proposals, pursuant to a written consent dated September 18, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MUST HAVES, INC.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its sole officer, director and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended December 31, 2009.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s executive and financial officers, or persons performing similar functions. The Code of Ethics is attached to this Report as an exhibit.  We will disclose any amendments or waivers to our Code of Ethics on our website at www.itrackr.com.

ITRACKR SYSTEMS, INC.

Upon the closing of the merger, the following individuals were named to our board of directors and executive management:

Name	Age	Position	Term
John Rizzo	48	Chairman of the Board and Chief Executive Officer	January 12, 2010 thru Present
Ramesh Anand	46	Chief Operating Officer	January 12, 2009 thru Present
Dave Baesler	63	Director	January 12, 2009 thru Present
Michael Uhl	47	Director	January 12, 2009 thru Present

Ramesh Anand has served as iTrackr’s interim CEO since January, 2010. Mr. Anand currently also serves as VP of Global Sales and Marketing for Advanced Contact Solutions, since April, 2009. Prior to that, Mr. Anand served as Head of Sales, North America for HTMT Global Solutions, Ltd for the period of 2006 through 2008, and as Head of Sales of Hero ITES from 2005 through 2006. He has also served as VP Sales and Business Development at IBM Daksh Business Process Services, Director of Global Outsourcing of Ocwen Financial Corporation, and Founded Global E-Connect. Mr. Anand has a Master of Management Studies from Birla Institute of Technology and Science.

Michael Uhl was first elected to the Board of Directors in March, 2007. Mr. Uhl is regional VP of HelmsBriscoe. He previously served as Executive VP of Sales and Marketing at Caesar’s Entertainment, wherein he directed convention and travel industry sales for Bally’s Paris, Flamingo, Caesar’s Palace and the Las Vegas Hilton. Mr. Uhl has also held Director of Sales positions with Walt Disney World Swan & Dolphin and New York Hilton & Towers. Mr. Uhl holds a BBA from Hofstra University.

David Baesler was first elected to the Board of Directors in November, 2007. Mr. Baesler is VP of Sales for the Wireless Division of Kyocera Sanyo. In addition to Kyocera Sanyo, Mr. Baesler has held executive positions at several leading consumer electronics companies, including Executive VP of Brother International; Group VP of Toshiba North America’s Consumer Products Division; Senior VP of Pioneer Corporation’s Video Division; and VP of Sales for Pioneer Electronics. Mr. Baesler served as an officer in the US Army and holds a degree in mathematics and economics from North Dakota State University.

John Rizzo is the founder of iTrackr. Mr. Rizzo has more than a decade experience in the capital markets as well as maintaining key roles with start-up and early stage businesses. He has been integral in the completion of several successful transactions, including sale of a business to MasterCard and in Siebel Systems’ 1996 Initial Public Offering.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

The Board of Directors and Committees

Board Composition

iTrackr did not pay any director compensation during the fiscal year ended December 31, 2009. The Company may begin to compensate its directors at some time in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended December 31, 2009.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.  A copy of our code of ethics will be posted on our corporate website at www.shenyangkeji.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Secretary, iTrackr Systems, Inc., 475 Plaza Real, Suite 275, Boca Raton, FL 33432. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our corporate website.

ITEM 11.  EXECUTIVE COMPENSATION.

MUST HAVES, INC.

The following table sets forth certain summary information concerning the compensation paid or accrued for each fiscal year since inception to the Company’s executive officers during such period (as determined at December 31, 2009, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Stella Gostfrand,	2009	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
President	2008	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
	2007	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-

Since inception, our founder and sole officer and director has received no salary for her services, has not received such compensation in the past, and is not accruing any compensation pursuant to any employment agreement with the Company.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company

ITRACKR SYSTEMS, INC.

Summary Compensation Tables

The following table provides certain information for the fiscal years ended December 31, 2009 and 2008 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2009 and 2008.

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
John Rizzo,
Chairman and	2009	250,000	(2)	0	0	0	0	0	36,000	(3)	286,000
CEO	2008	0		0	250,000	61,200	0	0	0		311,200
Stella Gostfrand, Former Sole
Officer and	2009	0		0	0	0	0	0	0		0
Director (1)	2008	0		0	0	0	0	0	0		0

(1)
Stella Gostfrand submitted her resignation as an officer and director, effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act.

(2)	Salary was accrued in 2008 and 2009.
(3)	Accrued reimbursement of unpaid health insurance and rent.

Outstanding Equity Awards at 2009 Fiscal Year End

I am not aware of any o/s equity awards.

Employment Agreements

The information provided below, including the share numbers and dollar amounts, is after giving effect to the Reverse Merger and the change in control which will become effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act.

Ramesh Anand

Under the terms of Mr. Anand’s contract, entered into in January, 2010, in lieu of cash payment for compensation, he received an option to purchase Two Hundred and Fifty Thousand (250,000) fully vested shares of the Company’s common stock at an exercise price of $0.25 and a life of five years. Mr. Anand is entitled to four (4) weeks of paid vacation in each twelve (12) month period during Executive’s employment hereunder which shall accrue on a monthly basis during Executives employment hereunder. At the discretion of the Board and in accordance with Company policy, Mr. Anand is eligible to participate in benefits under any employee benefit plan or arrangement made available by the Company now or in the future to its executives and its employees. As Chief Operating Officer, Mr. Anand’s performance shall be reviewed by the Board on a periodic basis (not less than once each fiscal year) and the Board may, in its sole discretion, award such bonuses to Mr. Anand as shall be appropriate or desirable based on Mr. Anand’s performance.

John Rizzo

Under the terms of Mr. Rizzo’s contract, entered into in January, 2007, which held an initial term of 3 years, and has been extended by the Company’s board of Directors for an additional year, Mr. Rizzo is to be paid a base annual salary at the rate of $250,000.00 dollars per year. Mr. Rizzo is entitled to Twelve (12) weeks vacation during each year of employment. And his family shall be eligible to participate in the Company’s paid health plan. However, if Mr. Rizzo so chooses, he can maintain his own family health plan and the Company will subsidize that plan in the amount of Net $1,000.00 per month.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity. The Company intends to develop such a policy in the near future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

MUST HAVES, INC.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of December 31, 2009, we have authorized 100,000,000 shares of common stock, no par value, of which 1,243,750 shares were issued and outstanding and 10,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding. The following table sets forth certain information regarding beneficial ownership of the our common stock as of December 31, 2009, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. Each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Common	Stella Gostfrand (1) 1507 Presidential Way North Miami Beach, FL 33179	1,022,388	82.2%

Common	Robert Stein 5150 Genesta Avenue Encino, CA 91316	125,000	10%

Officers and Directors as a Group (one person)		1,147,388	92.2%

(1)	Mrs. Gostfrand is the sole officer and director of Must Haves. Her 1,022,388 shares are held in her name individually.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of employees, officers or directors. There are no contracts or other arrangements that could result in a change of control of the Company.

ITRACKR SYSTEMS, INC.

The following table sets forth certain information, as of February 15, 2010, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

Name and address of the beneficial owner(1)	Number of Shares Beneficially Owned(2)	Percent of common stock
Ramesh Anand (3) 16301 Via Venetia East Delray Beach, FL 33484	250,000	1.34%
Red Rock Strategies, Ltd. No. 6, Floor 3 Quomar Trading Building Road Town, BVI	2,765,685	15.07%
New Link Ltd Corp. 810 NW 127th Ave Coral Springs FL 33071	3,185,280	17.35%
John Rizzo (4) 17597 Circle Pond Ct. Boca Raton FL 33496	7,250,000	39.50%
Michael Uhl (5) 301 Great Gable Drive Las Vegas, NV 89123	375,000	2.00%
David Baesler (6) 500 Morris Avenue Suite 301 Springfield, NJ 07081	450,000	2.39%
Directors and officers as a group	8,325,000	43.40%

1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 433 Plaza Real, Suite 275, Boca Raton FL 33432.

(2)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 15, 2010. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(3)	Including 250,000 shares of common stock underlying the Warrants.
(4)	Including 2,000,000 shares of common stock underlying the Warrants.
(5)	Including 375,000 shares of common stock underlying the Warrants.
(6)	Including 450,000 shares of common stock underlying the Warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

MUST HAVES, INC.

Stella Gostfrand has loaned funds to the Company to be used as working capital. The loans have no stated interest and are due upon demand. The balance due as of December 31, 2009 was $29,185.

We use office space at the residence of Mrs. Gostfrand to conduct our activities at no charge.

ITRACKR SYSTEMS, INC.

Merger

On January 12, 2010, we completed a merger with a subsidiary of Must Haves.  On the Closing Date, iTrackr was merged with and into iTrackr Acquisition, Inc., which is the surviving corporation and became a wholly-owned subsidiary of Must Haves.

At the closing of the Merger, subject to and pursuant to the terms and conditions of the Agreement, each outstanding share of iTrackr common stock was converted into one share of common stock of the Must Haves. Upon consummation of the Merger, the shareholders of the iTrackr received an aggregate of 17,875,695 shares of Must Haves common stock and thus owned 93.5% of the Must Have’s common stock. Must Haves also assumed 6,555,000 options and warrants of iTrackr, which are exercisable at prices from $0.01 to $0.40.

In addition, pursuant to the Plan of Merger Agreement, Stella Gostfrand submitted her resignation as an officer and director of the Company, and Michael Uhl, Dave Baesler and John Rizzo were appointed to serve as members of the board of directors of the Company. Upon the consummation of the Reverse Merger, Ramesh Anand was appointed to serve as Chief Operating Officer.

Other

During the year ended December 31, 2009, the Company received $150,750 from Bluewater Advisors, a company owned by John Rizzo, CEO, in exchange for convertible promissory notes. During 2008, the Company repaid $40,750 of these notes. During 2008 the Company made no salary payments to Mr. Rizzo pursuant to his employment contract, therefore the Company accrued $250,000. During the nine months ended September 30, 2009, the Company paid Mr. Rizzo $90,000 of salary and accrued $160,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Jewett, Schwartz, Wolfe & Associates (“Jewett Schwartz”) served as the Company’s independent auditor for the years ended December 31, 2009 and 2008. The following is a summary of the fees billed to the Company by Jewett Schwartz for professional services rendered during the years ended December 31, 2009 and 2008, respectively:

	December 31,

	2009	2008

Audit fees	$15,000	$12,000

Audit related fees	$0	$0

Tax fees	$0	$0

All other fees	$0	$0

Total	$15,000	$12,000

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

Pre-Approval Policy

MUST HAVES, INC.

The board of directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the board of directors.

ITRACKR SYSTEMS, INC.

The Board of Directors pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The scope of the pre-approval shall include pre-approval of all fees and terms of engagement. The Board of Directors may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the Board of Directors at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements.

(b)  Exhibits.

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of Must Haves, Inc. Previously filed as Exhibit Number 3.2 with Form 10-SB12G Registration Statement, September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.

3.2	Amendments to Articles of Incorporation filed with Form 10-Q on November 24, 2009, incorporated herein by reference.

3.3	Bylaws of Must Haves, Inc. Previously filed as Exhibit Number 3.3 with Form 10-SB12G Registration Statement on September 14, 2007, Commission File No. 000-52810; incorporated herein by reference.

10.1	Agreement and Plan of Merger. Previously filed as Exhibit 2.1 with Form 8-K on December 16, 2009, Commission File No. 000-21810; incorporated herein by reference.

10.2
Form of 2010 Employment Agreement entered into with John Rizzo (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

10.3
Form of 2010 Employment Agreement entered into with Ramesh Anand (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

10.4	Form of Stock Option Plan (incorporated by reference from Exhibit 10.7 to the current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

14	Code of Ethics. Previously filed as Exhibit 14.1 with Form 10-K, on March 31, 2008, incorporated herein by reference.

31	Certification of Principle Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC.
(Registrant)

April 12, 2010	By:	/s/ John Rizzo
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Rizzo	Chief Executive Officer and Chairman of the	April 12, 2010
John Rizzo	Board (Principal Executive Officer and Principal
Financial Officer)

/s/ Stella Gostfrand	Former Chief Executive Officer and Chairman	April 12, 2010
Stella Gostfrand	of the Board (Must Haves, Inc. Principal
Executive Officer)

/s/ David Baesler	Director	April 12, 2010
David Baesler

/s/ Michael Uhl	Director	April 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
 Must Haves, Inc.

We have audited the accompanying balance sheets of Must Haves, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Must Haves, Inc. for December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jewett, Schwartz, Wolfe & Associates

March 18, 2010

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

MUST HAVES, INC.
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$95	$272
Accounts receivable, net	1,562	2,000
Inventory, net	-	6,942
Other current assets	-	500
Total current assets	1,657	9,714

TOTAL ASSETS	$1,657	$9,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$28,923	$14,581
Other payables	249	-
Stockholders' loan	-	29,185
Total current liabilities	29,172	43,766

Stockholders' equity
Preferred stock, no par value, 10,000,000 authorized shares No shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 authorized shares 1,303,638 shares issued and outstanding and
Additional paid in capital	189,416	148,700
Accumulated deficit	(216,931)	(182,752)
Total Stockholders' Deficit	(27,515)	(34,052)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$1,657	$9,714

MUST HAVES, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008

REVENUE	$130	$3,757

COST OF REVENUE	-	1,018

GROSS PROFIT	130	2,739

General and administrative expense	31,997	51,765

Loss from operations before interest expense	(31,867)	(49,026)

Interest expense	2,312	2,335

Loss before taxes	(34,179)	(51,361)

Provision (benefit) from income taxes	-	-

Net Loss	$(34,179)	$(51,361)

Weighted average shares outstanding - basic and diluted	1,246,211	4,975,000

Earnings per share - basic and diluted	$(0.03)	$(0.01)

MUST HAVES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Shares	Additional
	Issued and	Paid in	Accumulated
	Outstanding	Capital	Deficit	Total Equity

Balance at December 31, 2007	1,243,750	$142,700	$(131,391)	$11,309

Capital contribution from stockholder		6,000		6,000
Net loss	-	-	(51,361)	(51,361)

Balance at December 31, 2008	1,243,750	$148,700	$(182,752)	$(34,052)

Capital contribution from stockholder		6,000		6,000
Shares issued in connection with conversion of stockholder loan and accrued interest	59,888	34,716		34,716
Net loss	-	-	(34,179)	(34,179)

Balance at December 31, 2009	1,303,638	189,416	(216,931)	(27,515)

MUST HAVES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
Cash Flows from Operating Activities:
Net loss	$(34,179)	$(51,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Capital contribution from stockholder	6,000	6,000
Conversion of accrued interest to common stock	4,902	-
Changes in operating assets and liabilities
Accounts receivable	438	432
Inventory	6,942	886
Accounts payable and accrued liabilities	14,591	10,357
Other current assets	500	(500)
Net cash used in operating activities	(806)	(34,186)

Cash Flows from Financing Activities:
Proceeds from stockholder loan	629	26,000
Proceeds from sale of stock	-	-
Net cash provided by financing activities	629	26,000
Net decrease in cash	(177)	(8,186)

Cash - beginning of year	272	8,458

Cash - end of the period	$95	$272

Supplemental Disclosures:
Conversion of stockholder loan to common stock	$29,814	$-
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for services	$-	$-

NOTE  1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Must Haves, Inc. (the Company) is a Florida corporation that was established during 2004.  The Company designs and sells ladies clothing accessories from its location in North Miami.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $34,179 for the year ended December 31, 2009 and has not developed a substantial source of revenue. The Company has computed a merger with iTrackr, Inc. on January 10, 2010 as more fully described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company presents revenue in accordance with the provision of ASC 605 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon delivery and acceptance of goods. Since the Company’s primary customers are direct suppliers and goods must be accepted at delivery, sales returns are minimal. Should such a situation arise, the Company’s policy is to exchange the product.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from customers located within the United States. Judgments are made with respect to the collectibility of account receivable based on historical experience and current economic trends. The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as December 31, 2009.

Inventory

Inventory consists of ladies accessories and related supplies.  It is stated at the lower of cost or market; determined using the first-in, first-out (FIFO) cost method. Due to the nature of the inventory, the Company has not made an allowance for obsolete inventory at December 31, 2009, as all pieces are expected to be sold or can be interchanged with other styles.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are considered no longer effective. During 2009, the Company has written down $ 6,942 for inventory.

MUST HAVES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Income Taxes

The Company uses the liability method for income taxes as required by ASC 740 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized. The Company has established a 100% valuation and, therefore, no provision or benefit from taxes has been recorded in the Statement of Operations.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company's financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2009 the Company believes that there has been no impairment of its long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accounts receivable. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

MUST HAVES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2009.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2009.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2009.

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

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through March 17, 2010.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

MUST HAVES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

NOTE  2.             LOAN FROM RELATED PARTY

The Company has borrowed funds from its president to be used as working capital. The loans have no stated interest and are due upon demand. The average balance of the loan as of December 16, 2009 was $29,814. In lieu of a stated interest rate, the Company imputes interest at 8% based on the average loan balance. As a result, the Company has recorded interest expense of $2,312 for the year ended December 31, 2009.

In December 2009, the Company converted $29,814 of stockholder loans and $4,902 of accrued interest in to 59,888 shares of common stock.

NOTE 3.              STOCKHOLDERS’ EQUITY

On October 26, 2009, Must Haves, Inc. simultaneously completed a 4-1 reverse split of  common stock and amended its articles of incorporation to authorize the issuance of 110,000,000 shares of stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. The board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

NOTE  4.             EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	For the Year Ended December 31,
	2009	2008

Numerator:
Continuing operations:
Income from continuing operations	$(34,179)	$(51,361)
Effect of dilutive convertible debt	—	—
Total	$(34,179)	$(51,361)

Net loss	$(34,179)	$(51,361)

Denominator:
Weighted average number of shares outstanding – basic and diluted	1,246,211	4,975,000

MUST HAVES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE  5.             INCOME TAXES

At December 31, 2009 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2009.

The significant components of the deferred tax asset at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Current Deferred benefit:	$13,843	$20,801
	13,843	20,801

Valuation allowance	(13,843)	(20,801)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2009	2008

Combined statutory income tax rate	40.5%	40.5%

Valuation allowance	(40.5)%	40.5%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2009	2008

Net operating loss carry-forward	87,857	74,015
Valuation allowance	(87,857)	(74,015)

Deferred income tax asset	$-	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2009, as it is not expected that the deferred tax assets will be realized. The Company has a net operating loss carryforward of $87,857 available to offset future taxable income through 2020.

MUST HAVES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE  5.            SUBSEQUENT EVENTS

The On December 10, 2009, the Company, iTrackr Acquisition, Inc. (“Merger Sub”) and iTrackr, Inc., a Florida corporation (“iTrackr”), entered into an Agreement and Plan of Merger (the “Agreement”), which closed January 12, 2010. On the Closing Date, iTrackr was merged with and into Merger Sub, which is the surviving corporation and became a wholly-owned subsidiary of the Registrant. The parties have taken all actions necessary to ensure that the Merger is treated as a tax-free exchange under the Internal Revenue Code of 1986, as amended.

At the closing of the Merger, subject to and pursuant to the terms and conditions of the Agreement, each outstanding share of Purchaser common stock is converted into one share of common stock of the Registrant. Upon consummation of the Merger, the shareholders of the Purchaser received an aggregate of 17,875,695 shares of Registrant common stock and thus owned 93.5% of the Registrant’s common stock. The Registrant also assumed 6,555,000 options and warrants of iTrackr, which are exercisable at prices from $0.01 to $0.40.

ITRACKR SYSTEMS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accountant	F-13

Balance Sheets as of December 31, 2009 and December 31, 2008	F-14

Statements of Operations for the Years Ended
December 31, 2009 and 2008 and the Period May 10, 2006
(Date of Inception) to December 31, 2009	F-15

Statements of Stockholders Equity for the Years Ended
December 31, 2009 and 2008 and the Period May 10, 2006
(Inception) to December 31, 2009	F-16

Statements of Cash Flows for the Years Ended December 31, 2009
and 2008 and the Period May 10, 2006 (Date of Inception) to
December 31, 2009	F-17

Notes to Financial Statements	F-18-F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
iTrackr, Inc.

I have audited the accompanying balance sheets of iTrackr, Inc. (“The Company”) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iTrackr, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, NC
March 12, 2010

iTrackr, Inc.
(A Development Stage Company)
Balance Sheet

	December 31,	December 31,
	2009	2008
Assets
Current Assets
Cash	$3,223	$183,144
Accounts receivable	5,786	-
Prepaid expenses	-	-
Total Current Assets	9,009	183,144

Fixed assets (Note B)	206,211	107,357
Accumulated depreciation	(106,856)	(73,347)
Net fixed assets	99,355	34,010
Other assets (Note C)	-	138,000
Total Assets	$108,364	$355,154

Liabilities and Stockholder's Equity
Current Liabilities
Accounts payable & accrued expenses (Note D)	$524,777	$356,755
Accrued interest payable	102	60,419
Convertible promissory notes (Note E)	25,000	1,033,000
Promissory notes - related party (Note E)	151,312	110,000
Total Current Liabilities	701,191	1,560,174

Total Liabilities	701,191	1,560,174

Stockholder's Equity (Deficit)(Note F)
Common stock, par value $.001, 110,000,000 shares authorized;
issued and outstanding 13,990,413 at December 31, 2009 and 2008.	13,991	13,991

Common stock payable	1,451,979	7,013

Additional paid-in capital	966,157	941,988

Deficit accumulated during the development stage	(3,024,954)	(2,168,012)
Total Stockholder's Equity (deficit)	(592,827)	(1,205,020)
Total Liabilities and Stockholder's Equity (Deficit)	$108,364	$355,154

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Statements of Operation
For the Years Ended December 31, 2009 and 2008 and the Period May 10, 2006 (Inception) to
December 31, 2009

			May 10, 2006
	Year Ended December 31,		(Inception) to
	2009	2008	December 31, 2009
Revenue	$7,493	$4,419	$29,330

Operating Expenses
Personnel	390,984	573,910	1,326,796
Professional fees	84,345	384,942	817,266
Stock compensation	31,669	206,936	603,357
Travel and entertainment	-	9,514	39,547
Facilities	-	17,550	30,238
Communications	9,089	4,779	19,102
Marketing	4,796	19,523	49,865
Website	41,286	18,186	126,495
Depreciation	33,508	34,947	106,856
General	15,296	4,431	29,278
Total operating expenses	610,973	1,274,718	3,148,800

Loss from operations	(603,480)	(1,270,299)	(3,119,470)

Other Income and (Expense)
Interest expense	(90,462)	(58,574)	(176,217)
Other expense	(163,000)	-	(173,000)
Other income	-	-	443,733
Total other income and (expense)	(253,462)	(58,574)	94,516
NET LOSS	(856,942)	(1,328,873)	(3,024,954)

Net loss per common share basic and diluted	$(0.059)	$(0.095)
Weighted average common shares outstanding
basic and diluted	14,632,513	13,934,023

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	1,050,000	741,233
Stock options	5,255,000	6,509,795
Convertible promissory notes	3,242	1,305,843

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity
For the Years Ended December 31, 2009 and 2008 and the Period May 10, 2006 (Inception) to December 31, 2009

					Deficit
					Accumulated
	Common Stock			Additional	during the	Total
	Number of			Paid-in	Developmental	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Equity
BALANCES December 31, 2007	$13,790,413	$13,791	$-	$742,265	$(839,139)	$(83,083)

Stock issued for services	200,000	200	7,013	99,800		107,013
Stock options expense				77,423		77,423
Warrants issued for services				22,500		22,500
Net loss					$(1,328,873)	(1,328,873)
BALANCES December 31, 2008	13,990,413	$13,991	$7,013	$941,988	$(2,168,012)	$(1,205,020)

Stock to be issued for conversion of debt			1,437,466			1,437,466
Stock issued for services			7,500			7,500
Stock options expense				24,169		24,169
Net loss					$(856,942)	(856,942)
BALANCES December 31, 2009	13,990,413	$13,991	$1,451,979	$966,157	$(3,024,954)	$(592,827)

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008 and the Period May 10, 2006 (Inception) to December 31, 2009

			May 10, 2006
			(Inception) to
	Year Ended December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(856,942)	$(1,328,873)	$(3,024,954)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	33,508	34,947	106,855
Asset impairment	138,000	-	138,000
Compensation expense on fair market value of options issued	24,169	77,423	178,844
Compensation expense on fair value of warrants issued	-	22,500	22,500
Common stock issued for services	7,500	107,013	402,013
Common stock issued for accrued interest	137,467	-	162,771
Changes in operating accounts:
Accounts receivable	(5,786)	-	(5,786)
Prepaid expenses	-	50,000	-
Other assets	-	(137,250)	(138,000)
Accounts payable and accrued expenses	107,705	379,690	524,879
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(414,379)	(794,550)	(1,632,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(98,854)	(5,485)	(206,211)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(98,854)	(5,485)	(206,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes	-	(45,000)	(45,000)
Repayment of related party notes	-	(40,750)	(40,750)
Proceeds from promissory notes	292,000	968,750	1,886,750
Proceeds from related party notes	41,312	-	41,312
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	333,312	883,000	1,842,312

NET INCREASE (DECREASE) IN CASH	(179,921)	82,965	3,223
CASH, beginning of period	183,144	100,179	-
CASH, end of period	$3,223	$183,144	$3,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$7,500	$107,013	$402,013
Value of Common Stock issued for accrued interest	$137,467	$-	$162,771
Value of Common Stock issued for debt principle	$1,300,000	$-	$1,666,000

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Organization
iTrackr, Inc. (the “Company”) was formed on May 10, 2006 to develop, market and commercialize a product and inventory search application through a social networking site designed to leverage the best of Internet and Mobile technologies.  We have taken the best of several burgeoning markets, including eCommerce, social networking and mobile content, and developed what we believe is a powerful platform that drives value to consumers, retailers and advertising and marketing firms.

iTrackr intends to introduce Internet and Mobile social merchandizing technology platforms. Social merchandizing applies the variety of traditional marketing practices to promote products and services to a community of individuals via social networking technologies.  iTrackr is similar to MySpace and Facebook; however, our members’ interests are not in diary or event blogging, but in the timely location of products and services which can be acquired and consumed on a local level.

iTrackr enables consumers to search and track merchandise, letting the consumer know which retail locations in a local zip code are stocking the queried merchandise, as well as the comparative prices. In addition, if the item is not in stock, the consumer can request that iTrackr notify them via mobile text message or email when the item is delivered to a local retailer and where that retailer is located.

In 2009, iTrackr purchased online customers support software technology from Chatstat for approximately $95,000.  iTrackr has launched its customer support chat software which facilitates real-time customer support and expert advice, and paid transactions.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $3,024,954 and $2,168,012 at December 31, 2009 and 2008, respectively.  In addition, the Company has negative working capital of $667,182 and $1,377,030 at December 31, 2009 and 2008, respectively.

The Company has and will continue to use significant capital to commercialize its products.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents may at times exceed federally insured limits.  To minimize this risk, the Company places its cash and cash equivalents with high credit quality institutions.

Accounts Receivable
Accounts receivable are reported at the customers' outstanding balances.  The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out method.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

Property and equipment
Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets.  Accelerated methods of depreciation of property and equipment are used for income tax purposes.

Revenue recognition policy
Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed.

Deferred Revenue: Revenue is deferred for any undelivered elements and is recognized upon product delivery or when the service has been performed.

Cost of sales
Cost of sales includes costs related to fulfillment, customer service, commissions, service personnel, telecommunications and data center costs.

Sales and marketing costs
Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.  For the years ended December 31, 2009 and 2008, the Company incurred approximately $4,796 and $19,523, respectively in marketing and advertising expense.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Earnings (Loss) per common share
The Company reports both basic and diluted earnings (loss) per share.  Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the “if-converted” method.

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Impairment of Long-Lived Assets
Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company has never recognized an impairment charge.

Stock-Based Compensation
The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Recent Accounting Pronouncements
On July 1, 2009, the FASB officially launched the FASB ASC 105 - Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Recent Accounting Pronouncements (Continued)
In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note K, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.”  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other on accounting for defensive intangible assets.”  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Recent Accounting Pronouncements (Continued)
In May 2008, the FASB issued an update to FASB ASC 470, “Debt,” with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging.”  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009.  The Company adopted this SFAS in the first quarter of 2009.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners.  This update is effective for the Company as of January 1, 2009.  The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2009	2008
Computers and office equipment	$127,237	$78,974
Software	78,974	28,383
Total PP&E	206,211	107,357
Accumulated depreciation	(106,856)	(73,347)
Fixed assets, net	$99,355	$34,010

During the year ended December 31, 2008, the Company purchased $5,485 of computer equipment.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE B – PROPERTY AND EQUIPMENT (Continued)

During the year Ended December 31, 2009, the Company purchased $98,854 of software. On November 16, 2009, the Company and ChatStat Technologies Incorporated (“ChatStat”) entered into an agreement whereby the Company acquired a copy of the source code and documentation to the ChatStat “Live Chat Software” and owns the copy “separately, globally and mutually until the end of time”.  In exchange for the software ownership, the Company agreed to forgive $34,861 of debt owing the Company by ChatStat and to pay ChatStat $60,000 in 6 equal monthly installments beginning November 20, 2009.

Depreciation expense for the years ended December 31, 2009 and 2008 was $33,509 and $34,947, respectively.  Depreciation expense from May 10, 2006 (Inception) to December 31, 2008 was $106,856.

NOTE C – OTHER ASSETS

On December 22, 2008, for $138,000, the Company purchased approximately 79% of the then issued and outstanding common stock, or 33,400,000 shares of Inflot Holdings, Inc. a Pink Sheet listed public company.  Inflot had no assets or liabilities as of the date of purchase.  The purpose of the stock purchase was to gain control of a shell company for the purpose of reverse merging with the Company.  During the year ended December 31, 2009, Inflot executed a 1,000:1 reverse split and subsequently issued 7.5 million shares thereby significantly diluting the value of the Company’s investment which was written off during the third quarter of 2009.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2009 consisted of $389,500 of accrued payroll, $25,000 of accrued legal settlements, $15,126 of professional services, and $85,658 of trade payables.

Accounts payable and accrued expenses at December 31, 2008 consisted of $310,189 of accrued payroll, and $46,566 of trade payables.

NOTE E – NOTES

Promissory Notes
Promissory notes at December 31, 2009 are as follows:

Note payable convertible into common stock at a conversion price of $.35 upon default, bears interest at 9% per year, matures March 14, 2010	$12,500
Note payable convertible into common stock at a conversion price of $.35 upon default, bears interest at 9% per year, matures March 15, 2010	12,500
Total	$25,000

During the year ended December 31, 2008, the Company received $818,000 of convertible promissory notes and repaid $45,000.

During the year ended December 31, 2009, the Company received $292,000 of convertible promissory notes from third parties.  The Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE E – NOTES (Continued)

Promissory Notes - Related Party
Note payable convertible into common (conversion price of 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, matures December 31, 2010	$151,312

During the year ended December 31, 2008, the Company received $150,750 from Bluewater Advisors a company owned my John Rizzo, CEO.  $40,750 was repaid.

During the year ended December 31, 2009, the Company received $25,000 from Bluewater Advisors and issued a new note for $151,312 or $135,000 of principle and $16,312 of accrued interest.

Accrued Interest
During the years ended December 31, 2009 and 2008 and the period May 10, 2006 (Inception) to December 31, 2009, the Company incurred $90,462, $58,574 and $176,217, respectively, of interest expense related to convertible promissory notes and related party promissory notes below.

As of December 31, 2009, accrued interest payable and the principle of our notes are $102 and $176,312, respectively.

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares preferred stock available for issuance.  No shares of preferred stock have been issued as of December 31, 2009.

Stock Issued for Debt Repayment
During the year ended December 31, 2008, the Company did not issue any stock for debt repayment.

During the year ended December 31, 2009, the Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.  As of December 31, 2009 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

Stock Issued for Services
During the year ended December 31, 2008, the Company issued 214,025 shares in exchange for services valued at $107,013.

During the year ended December 31, 2009, the Company issued 150,000 shares in exchange for services valued at $7,500.  As of December 31, 2009 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

Stock Options (See footnote I)
During the year ended December 31, 2008, the Company granted 2 million Common Stock options with an exercise price of $0.50 and canceled 1 million due to termination.

During the year ended December 31, 2009, the Company canceled 1 million options due to termination.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE G - COMMITMENTS

The Company has no commitments as of December 31, 2009.

NOTE H – WARRANTS

At December 31, 2009, the Company had 800,000 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
03/25/08	400,000	$0.10	12/31/10
03/25/08	400,000	$0.10	12/31/10
Total	800,000

During the year ended December 31, 2008, the Company issued 1,050,000 warrants to outside individuals.  The warrants issued on March 25, 2008 were fully vested on the date of grant.  No compensation expense was recognized for these warrants as the strike price and the spot price were both $0.10 on the date of grant.  The 250,000 warrant grant had a three month vesting period and fair value was calculated using the Black-Scholes Option Pricing Model with the following inputs: volatility of 214.65% based on the Dow Jones Internet Composite Index, risk free interest rate of 3.99%, spot price of $0.10, and exercise price of $0.01 resulting in $22,500 of expense during the year ended December 31, 2008.

During the year ended December 31, 2009, the Company canceled 250,000 warrants issued to Marc Falcone as a result of the settlement agreement dated February 16, 2010 (See Note K, Subsequent Events).  No warrants were issued or exercised in 2009.

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan. The purpose of this Plan is to attract and retain directors, officers and other employees of iTrackr, Inc. and its Subsidiaries and to provide to such persons incentives and rewards for performance.

The Company may issue each of the following under this Plan: Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award.  The Plan was ratified at the 2007 shareholder’s meeting (the "Effective Date").  No Incentive Option, Nonqualified Option, Stock Appreciation Right, Restricted Stock Award or Performance Stock Award shall be granted pursuant to the Plan ten years after the Effective Date.  The total number of shares available under the Plan is Fifteen Million (15,000,000).  No Plan participant will be granted the right, in the aggregate, for more than Two Million (2,000,000) Common Shares during any calendar year.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

Stock Options
During the year ended December 31, 2008, the Company granted 2 million Common Stock options with an exercise price of $0.50.  Of these grants, 1 million were canceled due to termination of the people to whom they were granted and their failure to exercise according to the terms of the option grant.  Expense related to these grants was based on their fair value as calculated using the Black-Scholes Option Pricing Model with the following inputs: volatility of 214.65% based on the Dow Jones Internet Composite Index, risk free interest rate of 3.49%, spot price of $0.50, and exercise price of $0.50.

During the year ended December 31, 2009 1 million options were canceled due termination of the people to whom they were granted and their failure to exercise according to the terms of the option grant.

The following table summarizes the Company's stock option activity for the year ended December 31, 2009:

	2009
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	6,255,000	$0.23
Granted	-	-
Forfeited	(1,000,000)	0.50
Exercised	-	-
Outstanding at end of quarter	5,255,000	$0.18

Options exerciseable at December 31, 2009	5,255,000

The following table summarizes information about the Company's stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At December 31,	Contractural	Exercise	Number	Exercise
Prices	2009	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.08
0.25	1,000,000	-	0.25	1,000,000	0.05
0.10	2,375,000	-	0.10	2,375,000	0.05
0.05	880,000	-	0.05	880,000	0.01
Total	5,255,000	-	$0.18	5,255,000	$0.18

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.

During the year ended December 31, 2009 and 2008, the Company recognized $24,169 and $77,423, respectively, of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

iTrackr, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE J – LEGAL PROCEEDINGS

As of December 31, 2009, the Company was party to a lawsuit brought by Marc Falcone.  In this action, Mr. Falcone asserted numerous claims against certain defendants arising out of his former service to iTrackr, Inc. as a contracted consultant.  The Company asserted numerous defenses and affirmative defenses, including, but not limited to, the fact that Falcone failed to fulfill his obligations under the agreement.  On February 16, 2010, the Company and Mr. Falcone executed a settlement agreement without either side admitting fault.  The terms of the settlement agreement call for the payment of $25,000 and the issuance of 360,000 shares of common stock in exchange for a full release of all claims.  The Company has accrued $25,000 as of December 31, 2009 and canceled the 250,000 warrants with exercise price f $.01 as a result of this liability.

NOTE K – SUBSEQUENT EVENTS

On December 10, 2009, Must Haves, Inc., iTrackr Acquisition, Inc. and iTrackr, Inc. entered into an Agreement and Plan of Merger which closed January 12, 2010.  On the Closing Date, iTrackr was merged with and into iTrackr Acquisition, Inc. which is the surviving corporation and became a wholly-owned subsidiary of Must Haves, Inc.  In accordance with the merger agreement, iTrackr’s stockholder’s received restricted common stock at the rate of 1:1 share for each of their 17,875,695 shares issued and outstanding in exchange for 100 percent of the outstanding capital stock of iTrackr.  In total 19,169,333 shares are outstanding following the closing of the merger.

The Merger is being accounted for as a “reverse merger”.  iTrackr is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and retained deficit of iTrackr prior to the Merger will be reflected in the financial statements.

In January 2010, in conjunction with two promissory notes totaling $25,000 that were issued on December 14th and 15th (See Note E), and $7,000 loaned to the Company in January 2010, the Company issued 96,000 warrants to purchase an equal amount of shares of common stock.  The warrants have an exercise price of $.75 and expire five years from the date of issue.  The Company did not record expense related to these warrants as their strike price significantly exceeds the current fair value of the Company’s common stock.

On February 16, 2010, the Company, without admitting fault, entered into a settlement agreement to settle a dispute with Marc Falcone over unpaid salary and stock (See Note J, Legal Proceedings).