Form 10-Q
period 2010-03-31
ITRACKR SYSTEMS INC
filed 2010-05-21
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-28413

ITRACKR SYSTEMS, INC.
(A Development Stage Company)(formerly Must Haves, Inc.)
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	05-0597678 (I.R.S. Employer Identification Number)

20423 State Road 7 Suite F6490 Boca Raton, FL (Address of principal executive offices)	33498 (Zip Code)

(561) 213-4458 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 17, 2010 the registrant had outstanding 19,705,999 shares of common stock, no par value per share.

EXPLANATORY NOTE

On January 12, 2010, the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010. This Quarterly Report on Form 10-Q contains information regarding the Company and iTrackr, as indicated herein.

ITRACKR SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (Unaudited)
	and December 31, 2009	1

	Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended March 31, 2010 and 2009	2

	Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31, 2010 and 2009	3

	Notes to Consolidated Financial Statements (Unaudited)	4-16

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	17-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		23

Item 1.  Financial Statements.

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Balance Sheets

	March 31,	December 31,
	2010	2009
Assets
Current Assets
Cash	$35,654	$3,223
Accounts receivable	7,264	5,786
Other current assets	1,562	-
Total Current Assets	44,480	9,009

Fixed assets (Note B)	206,211	206,211
Accumulated depreciation	(115,908)	(106,856)
Net fixed assets	90,303	99,355
Goodwill (Note C)	92,697	-
Total Assets	$227,480	$108,364

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$549,815	$524,879
Convertible promissory notes (Note E)	-	25,000
Promissory notes - related party (Note E)	152,312	151,312
Warrant liability (Note H)	50,000	-
Total Current Liabilities	752,127	701,191

Total Liabilities	752,127	701,191

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 15,654,051 and 13,990,413 at March 31, 2010 and December 31, 2009, respectively.	1,473,788	980,148
Common stock payable	1,544,445	1,451,979
Deficit accumulated during the development stage	(3,542,880)	(3,024,954)
Total stockholders' deficit	(524,647)	(592,827)
Total Liabilities and Stockholders' Deficit	$227,480	$108,364

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Operation
For the Three Months Ended March 31, 2010 and 2009 and the Period May 10, 2006 (Inception) to March 31, 2010

	Three Months Ended		May 10, 2006
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Revenue	$10,742	$1,095	$40,072

Operating Expenses
Personnel	10,405	73,880	1,337,201
Professional fees	62,556	12,630	879,822
Stock compensation	428,459	8,443	1,031,816
Travel and entertainment	-	-	39,547
Facilities	-	-	30,238
Communications	1,899	2,131	21,001
Marketing	-	4,796	49,865
Website	6,242	4,981	132,737
Depreciation	9,051	8,949	115,907
General	6,313	6,249	35,591

Total operating expenses	524,925	122,059	3,673,725

Loss from operations	(514,183)	(120,964)	(3,633,653)

Other Income and (Expense)
Interest expense	(3,743)	(25,365)	(179,960)
Other expense	-	-	(173,000)
Other income	-	-	443,733
Total other income and (expense)	(3,743)	(25,365)	90,773

NET LOSS	$(517,926)	$(146,329)	$(3,542,880)

Net loss per common share basic and diluted	$(0.027)	$(0.010)
Weighted average common shares outstanding basic and diluted	19,428,983	14,004,438

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	1,844,133	1,050,000
Stock options	5,505,000	7,255,000
Convertible promissory notes	-	2,305,803

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 and the Period May 10, 2006 (Inception) to March 31, 2010

	Three Months Ended		May 10, 2006
	March 31,		(Inception) to
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(517,926)	$(146,329)	$(3,542,880)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	9,051	8,949	115,906
Asset impairment	-	-	138,000
Compensation expense on fair market value of options issued	-	8,443	178,844
Compensation expense on fair value of warrants issued	320,459	-	342,959
Stock compensation expense	108,000	-	510,013
Common stock issued for accrued interest	466	-	163,237
Changes in operating accounts:			-
Accounts receivable	(1,478)	-	(7,264)
Other current assets	-	-	-
Accounts payable and accrued expenses	(4,236)	22,759	520,643
Other current liabilities	-	-	-
CASH (USED) BY OPERATING ACTIVITIES	(85,664)	(106,178)	(1,580,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	95	-	95
Acquisition of furniture and equipment	-	-	(206,211)
Other investing activities	-	-	(138,000)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	95	-	(344,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	50,000	-	50,000
Issuance of common stock for cash	50,000	-	50,000
Repayment of promissory notes	-	-	(45,000)
Repayment of related party notes	-	-	(40,750)
Proceeds from promissory notes	17,000	-	1,903,750
Proceeds from related party notes	1,000	-	42,312
CASH PROVIDED BY FINANCING ACTIVITIES	118,000	-	1,960,312

NET INCREASE (DECREASE) IN CASH	32,431	(106,178)	35,654
CASH, beginning of period	3,223	183,144	-
CASH, end of period	$35,654	$76,966	$35,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$108,000	$-	$510,013
Value of Common Stock issued for accrued interest	$466	$-	$163,237
Value of Common Stock issued for debt principle	$42,000	$-	$1,708,000

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of March 31, 2010 and for the three months ended March 31, 2010and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on April 12, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On January 12, 2010, the Company closed a share exchange transaction pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $ 3,542,880and $3,024,954 at March 31, 2010 and December 31, 2009, respectively.  In addition, the Company has negative working capital of $707,647 and $692,182 at March 31, 2010 and December 31, 2009, respectively.

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

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

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

Sales and marketing costs
Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.  For the three months ended March 31, 2010 and 2009, the Company incurred approximately $0 and $4,796, respectively in marketing and advertising expense.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

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

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

Income Taxes (Continued)
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

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Computers and office equipment	$127,237	$127,237
Software	78,974	78,974
Total PP&E	206,211	206,211
Accumulated depreciation	(115,908)	(106,856)
Fixed assets, net	$90,303	$99,355

During the three months ended March 31, 2010 and 2009, the Company recognized $9,051 and $8,949, respectively in depreciation expense.

NOTE C – GOODWILL

On December 10, 2009, Must Haves, Inc., iTrackr Acquisition, Inc. and iTrackr, Inc. entered into an Agreement and Plan of Merger which closed January 12, 2010.  On the Closing Date, iTrackr was merged with and into iTrackr Acquisition, Inc. which is the surviving corporation and became a wholly-owned subsidiary of Must Haves, Inc.  As a result, the Company recognized $92,697 of goodwill (See Note J – MERGER).

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2010 consisted of $389,500 of accrued payroll, $5,000 of accrued legal settlements, $31,421 of professional services, $3,379 of accrued interest and $117,136 of trade payables.

Accounts payable and accrued expenses at December 31, 2009 consisted of $389,500 of accrued payroll, $25,000 of accrued legal settlements, $15,126 of professional services, $102 of accrued interest and $95,049 of trade payables.

NOTE E – NOTES

Promissory Notes – 3rd Party
During the year ended December 31, 2009, the Company received $292,000 of convertible promissory notes from third parties.  The Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.  As of December 31, 2009, the Company had outstanding $25,102 related to 3rd party notes, including $25,000 of principle and $102 of accrued interest.

During the three months ended March 31, 2010, the Company received $17,000 in exchange for two convertible notes that were also converted along with the $25,102 of notes outstanding on December 31, 2009.  In total, during the three months ended March 31, 2010, the Company converted $42,466, including $42,000 of principle and $466 of accrued interest into 121,332 shares of common stock.  As of March 31, 2010, the Company has no outstanding 3rd party notes payable.

Promissory Notes - Related Party

Note payable convertible into common (conversion price of 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, matures December 31, 2010	$152,312

During the year ended December 31, 2009, the Company received $25,000 from Bluewater Advisors and issued a new note for $151,312 or $135,000 of principle and $16,312 of accrued interest.

During the three months ended March 31, 2010, the Company received $1,000 from Bluewater Advisors and issued a new note for $151,312 or $135,000 of principle and $16,312 of accrued interest.

Accrued Interest
During the three months ended March 31, 2010 and 2009, the Company recognized $3,743 and $25,365, respectively related to all our outstanding notes payable.  As of March 31, 2010, the Company had outstanding $3,379 of accrued interest.

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of March 31, 2010.

Stock Issued for Debt Repayment
During the year ended December 31, 2009, the Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of common stock.  As of March 31, 2010 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

During the three months ended March 31, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of common stock.  As of March 31, 2010 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE F – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Cash
 During the three months ended March 31, 2010, the Company received $50,000 in exchange for 166,666 shares of common stock.  As of March 31, 2010 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

Stock Issued for Services
During the year ended December 31, 2009, the Company issued 150,000 shares in exchange for services valued at $7,500.  As of December 31, 2009 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

During the three months ended March 31, 2010, the Company issued 360,000 shares of common stock as part of a legal settlement with Marc Falcone.  The shares were valued on the date of grant, or $108,000.

Stock Options (See footnote I)
During the year ended December 31, 2009, the Company canceled 1 million options due to termination.

During the three months ended March 31, 2010, no option activity occurred.

NOTE G - COMMITMENTS

The Company has no commitments as of March 31, 2010.

NOTE H – WARRANTS

At March 31, 2010, the Company had 3,071,999 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
3/25/2008	400,000	$0.10	12/31/10
3/25/2008	400,000	$0.10	12/31/10
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
2/5/2010	1,000,000	$0.40	12/31/15
3/15/2010	166,666	$0.30	3/15/11
3/1/2010	1,000,000	$0.10	10/31/11
Total	3,071,999

During the year ended December 31, 2009, the Company canceled 250,000 warrants issued to Marc Falcone as a result of the settlement agreement dated February 16, 2010.  No warrants were issued or exercised in 2009.

During the three Months ended March 31, 2010, the Company issued 2,271,999 warrants to purchase one share of common stock for each warrant issued.  The warrants were fully vested on the date of grant.  The warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility of 250% based on the Dow Jones Internet Composite Index, risk free interest rate of 3.71%, spot price of $0.15, and the various exercise prices.  As a result the company recognized $320,459 of stock compensation expense.  In addition, the Company received $50,000 in exchange for the issuance of 1,000,000 warrants which is recorded as a warrant liability in the current liabilities section of our balance sheet.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Stock Options
During the year ended December 31, 2009 1 million options were canceled due termination of the people to whom they were granted and their failure to exercise according to the terms of the option grant.

During the three months ended March 31, 2010, the Company granted 250,000 fully vested common stock options.

The following table summarizes the Company's stock option activity for the three months ended March 31, 2010:

	March 31, 2010
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	5,255,000	$0.18
Granted	250,000	0.25
Forfeited	-	-
Exercised	-	-
Outstanding at end of quarter	5,505,000	$0.18

Options exerciseable at March 31, 2010	5,505,000

The following table summarizes information about the Company's stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At March 31,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.07
0.25	1,250,000	-	0.25	1,250,000	0.06
0.10	2,375,000	-	0.10	2,375,000	0.04
0.05	880,000	-	0.05	880,000	0.01
Total	5,505,000	-	$0.18	5,505,000	$0.18

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.

During the three months ended March 31, 2010 and 2009, the Company recognized $0 and $8,443, respectively, of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE J – MERGER

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

The Merger was accounted for as a “reverse merger,” as the stockholders of iTrackr, Inc. owned a majority of the outstanding shares of Must Haves, Inc. common stock immediately following the Merger.  iTrackr, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of iTrackr, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of iTrackr, Inc.  Our financial statements, after completion of the Merger, include the assets and liabilities of both Must Haves, Inc. and iTrackr, Inc.  Our historical operating statements include the operations of iTrackr, Inc. from the Effective Date of the Merger.

Following is a breakdown of the purchase price paid by iTrackr, Inc. for the merger:

January 12, 2010
Assets acquired:
Current assets	$1,657
Total assets acquired	1,657

Stock issued	65,182
Debt assumed:
Accounts payable	29,172
Total cost	94,354
GOODWILL (3)	$92,697

The following unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of iTrackr, Inc. appearing elsewhere in this Current Report.  The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2008 for purposes of the statement of operations
.
The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations or financial position of iTrackr Systems, Inc. would have been had the transactions described above actually occurred on the dates indicated, nor do they purport to project the financial condition of iTrackr Systems, Inc. for any future period or as of any future date.  The unaudited pro forma financial information should be read in conjunction with the iTrackr Systems, Inc. financial statements and notes thereto included elsewhere in this Current Report.

The summarized assets and liabilities of the purchased company (Must Haves, Inc.) on January 12, 2010 were as follows:

Cash	$95
Other current assets	1,562
$1,657
Current liabilities	$29,172
Total stockholders’ equity	(27,515)
$1,657

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE J – MERGER (Continued)

The condensed pro forma results of operations for the year ended December 31, 2009 and 2008 are as follows:

iTrackr Systems, Inc.
Unaudited Pro Forma Statements of Operations
For the Year ended December 31, 2009 and 2008

	Year Ended				Year Ended
	December 31, 2009				December 31, 2008
		Must				Must
	iTrackr, Inc.	Haves, Inc.			iTrackr, Inc.	Haves, Inc.
	Actual	Actual	Pro Forma		Actual	Actual	Pro Forma

REVENUES
Sales	$7,493	$130	$7,623		$4,419	$3,757	$8,176
Cost of revenue	-	-	-		-	1,018	1,018
Gross profit	7,493	130	7,623		4,419	2,739	7,158

OPERATING EXPENSES	610,973	31,997	642,970		1,274,718	51,765	1,326,483

Income (loss) from operations	(603,480)	(31,867)	(635,347)		(1,270,299)	(49,026)	(1,319,325)

OTHER INCOME AND EXPENSES
Interest expense	(90,462)	(2,312)	(92,774)		(58,574)	(2,335)	(60,909)
Other expense	(163,000)	-	(163,000)		-	-	-
Total other income and expenses	(253,462)	(2,312)	(255,774)		(58,574)	(2,335)	(60,909)

NET INCOME (LOSS)	$(856,942)	$(34,179)	$(891,121)		$(1,328,873)	$(51,361)	$(1,380,234)

Weighted average shares outstanding
Basic and diluted	14,632,513		14,632,513		13,934,023		13,934,023
Shares to be issued for acquisition		1,303,638	1,303,638	1)		1,303,638	1,303,638
Total Weighted average common shares outstanding			15,936,151				15,237,661

Net (loss) per common share (basic and diluted)			$(0.06)				$(0.09)

1) Represents Must Haves, Inc. pre merger shares outstanding.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE J – MERGER (Continued)

The condensed pro forma balance sheet as of December 31, 2009 is as follows:

iTrackr Systems, Inc.
Unaudited Pro Forma Balance Sheet
As of December 31, 2009

		Must
	iTrackr, Inc.	Haves, Inc.		Merger
	Actual	Actual		Adjustments	Pro Forma
ASSETS
CURRENT ASSETS
Cash	$3,223	$95		$-	$3,318
Accounts receivable, net	5,786	1,562		-	7,348
TOTAL CURRENT ASSETS	9,009	1,657		-	10,666

Fixed assets
Cost	206,211	-		-	206,211
Accumulated Depreciation	(106,856)	-		-	(106,856)
Net	99,355	-		-	99,355

Goodwill				92,697	92,697
TOTAL ASSETS	$108,364	$1,657		$92,697	$202,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$524,777	$29,172		$-	$553,949
Accrued interest payable	102	-			102
Convertible promissory notes	25,000	-			25,000
Shareholder loans	151,312	-		-	151,312
TOTAL CURRENT LIABILITIES	701,191	29,172		-	730,363

COMMITMENT	-	-			-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock payable	1,451,979	-		-	1,451,979
Common stock	980,148	189,416	1)	(124,234)	1,045,330
Accumulated earnings (deficit)	(3,024,954)	(216,931)		216,931	(3,024,954)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(592,827)	(27,515)		92,697	(527,645)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$108,364	$1,657		$92,697	$202,718
	-	-		-	-

1)
Reverse merger requirement to treat Must Haves, Inc. as the puchased company requires the recognition of the issuance of 1,303,638 shares of already outstanding shares of Must Haves, Inc. as newly issued, which was valued at $0.05 per share, or $65,182 and is adjusted down by $189,416 which represents Must Haves historical common stock balance for a total adjustment of $124,234.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE J – LEGAL PROCEEDINGS

As of December 31, 2009, the Company was party to a lawsuit brought by Marc Falcone.  In this action, Mr. Falcone asserted numerous claims against certain defendants arising out of his former service to iTrackr, Inc. as a contracted consultant.  The Company asserted numerous defenses and affirmative defenses, including, but not limited to, the fact that Falcone failed to fulfill his obligations under the agreement.  On February 16, 2010, the Company and Mr. Falcone executed a settlement agreement without either side admitting fault.  The terms of the settlement agreement call for the payment of $25,000 and the issuance of 360,000 shares of common stock in exchange for a full release of all claims.  As of March 31, 2010, the Company has a remaining accrued balance due of $10,000.

NOTE K – SUBSEQUENT EVENTS

On April 28, 2010, the Company issued 4,051,948 shares of common stock that was recorded to common stock payable in the amount of $1,501,980 as of March 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language.  These forward-looking statements involve risks, uncertainties and other factors.  All forward-looking statements included in this quarterly report are based on information available to us on the date hereof and speak only as of the date hereof.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  The factors discussed elsewhere in this quarterly report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

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

Our primary sources of operating funds have been historically through the issuance of debt and equity. For the three months ended March 31, 2010, we raised $18,000 in debt and $50,000 from the sale of common stock. For the year ended December 31, 2009, we raised $333,312 in debt.  To finance our growth strategy, we may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At March 31, 2010, iTrackr Systems had assets of $227,480. For the fiscal quarter ended March 31, 2010, the Company had revenue of $10,742, and net losses of $517,926. iTrackr Systems has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At March 31, 2010, the Company had approximately $35,654 of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the first quarter of fiscal 2010, the Company believes that its cash on hand is insufficient to continue operations.  The Company currently needs approximately $130,000 to $160,000 per quarter to maintain and expand our sales and operations.  Thus, the Company will need approximately $390,000 to $480,000 to continue through December 31, 2010.

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

Results of Operations

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009.

Revenues

Net Revenue for the three months ended March 31, 2010 and 2009 was $10,742 and $1,095, respectively.  The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of live chat software which began in our fourth quarter of 2009

Operating Expenses

Total operating expenses for the three months ended March 31, 2010 were $524,925, an increase of $402,866 from $122,059 for the three months ended March 31, 2009.  The increase in expense is mainly due to the recognition of $420,016 in non-cash stock compensation primarily related to the grant of warrants and legal settlement with Marc Falcone.  Excluding stock compensation of $420,016 in 2010 and $8,443 in 2009, operating expenses were $96,466 in 2010 compared to $113,616 in 2009, or $17,150 lower in the current year compared to the three months ended March 31, 2009.

Other Income and Expense

Other expense decreased $21,622, or 85% to $3,743 for the three months ended March 31, 2010 compared to $25,365 of expense during the same period last year.  The decrease is primarily due to the reduction of interest expense as a result of converting most of our debt to common stock at the end of 2009.

Net Loss

As a result of the foregoing, our net loss was $517,926, or $0.03 per share, for the three months ended March 31, 2010 compared to a loss of $146,329, or $0.01 per share for the three months ended March 31, 2009.  Excluding one-time, non-cash charges totaling $420,016 in 2010 and $8,443 in 2009 related to stock compensation, the Company’s loss decreased $48,419, or 35% to $89,467 for the three months ended March 31, 2010 compared to $137,886 for the three months ended March 31, 2009.

Liquidity and Capital Resources

From inception to March 31, 2010, we have incurred an accumulated deficit of $3,542,880.  This loss has been incurred through a combination of stock compensation of $1,031,816, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.   During the three months ended March 31, 2010 we had a net increase in cash of $32,431.  Total cash resources as of March 31, 2010 was $35,654 compared with $3,223 at December 31, 2009.

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

Net cash used by operating activities was $85,664 for the three months ended March 31, 2010 as compared to $106,178 for the three months ended March 31, 2009.

Net cash provided by investing activities was $95 for the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009.

Net cash provided by financing activities was $118,000 for the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009.

The Board of Directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administration expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan, and there can be no assurance that it will be available on terms favorable to us or at all. If adequate financing is not available, we may have to delay, postpone or terminate product and service expansion and curtail general and administrative operations in order to maintain sufficient operating capital. The inability to raise additional financing may have a material adverse effect on us. We may seek additional capital prior to December, 2010 both to meet our projected operating plans after December, 2010 and to fund our longer term strategic objectives. To the extent we are unable to raise additional cash or generate net income prior to December, 2010 to meet our projected operating plans, we will revise our projected operating plans accordingly.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participationof our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1a.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2010, iTrackr Systems, Inc.  issued 647,998 shares of its common stock in private transactions not involving a public offering, as follows:

•	We issued 166,666 shares of common stock in exchange for $50,000 that were payable as of quarter-end.

•	We issued 360,000 shares of common stock as a result of a legal settlement for prior services.

•	We issued 121,332 shares of common stock in exchange for a $42,466 reduction of notes payable.

All funds received from the sale of our shares were used for working capital purposes.

All shares bear a legend restricting their disposition.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit

3.1	Articles of Amendment (incorporated by reference filed with the Company’s 8-K on March 31, 2010)

10.1	Employment agreement of John Rizzo (Incorporated by reference filed with the Company’s 8-K on January 19, 2010)

10.2	Employment agreement of Ramesh Anand (Incorporate by reference filed with the Company’s 8-K on January 19, 2010)

10.3	iTrackr Stock Option Plan (Incorporated by reference filed with the Company’s 8-K on January 19, 2010)

31.1*	Certification of John Rizzo, Chief Executive Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John Rizzo, Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John Rizzo, Chief Executive Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of John Rizzo, Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC.

Date: May 20, 2010
	By	/s/ John Rizzo
John Rizzo, Chief Executive Officer & Chief Financial Officer