Form 10-Q
period 2010-06-30
ITRACKR SYSTEMS INC
filed 2010-08-12
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At August 10, 2010 the registrant had outstanding 20,319,997 shares of common stock, no par value per share.

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

ITRACKR SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

Item 1.  Financial Statements.

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash	$18,167	$3,223
Accounts receivable	5,025	5,786
Other current assets	15,000	-
Total Current Assets	38,192	9,009

Fixed assets (Note B)	206,211	206,211
Accumulated depreciation	(124,780)	(106,856)
Net fixed assets	81,431	99,355
Goodwill (Note C)	92,697	-
Total Assets	$212,320	$108,364

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$637,477	$524,879
Convertible promissory notes (Note E)	-	25,000
Promissory notes - related party (Note E)	152,312	151,312
Total Current Liabilities	789,789	701,191

Total Liabilities	789,789	701,191

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,031,999 and 13,990,413 at June 30, 2010 and December 31, 2009, respectively.	3,075,268	980,148
Common stock payable	92,466	1,451,979
Deficit accumulated during the development stage	(3,745,203)	(3,024,954)
Total stockholders' deficit	(577,469)	(592,827)
Total Liabilities and Stockholders' Deficit	$212,320	$108,364

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Operation (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009 and the Period May 10, 2006 (Inception) to June 30, 2010

	Three Months Ended		Six Months Ended		May 10, 2006
	June 30, (Unaudited)		June 30, (Unaudited)		(Inception) to
	2010	2009	2010	2009	June 30, 2010
Revenue	$7,833	$265	$18,575	$1,360	$47,905

Operating Expenses
Personnel	141,387	126,983	151,792	200,863	1,478,588
Professional fees	38,358	8,505	100,914	21,135	918,180
Stock compensation	2,500	13,223	430,959	21,666	1,034,316
Travel and entertainment	200	-	200	-	39,747
Facilities	-	-	-	-	30,238
Communications	1,835	945	3,734	3,076	22,836
Marketing	-	-	-	4,796	49,865
Website	11,396	5,086	17,638	10,067	144,133
Depreciation	8,872	8,896	17,923	17,845	124,779
General	2,190	8,094	8,503	14,343	37,781
Total operating expenses	206,738	171,732	731,663	293,791	3,880,463

Loss from operations	(198,905)	(171,467)	(713,088)	(292,431)	(3,832,558)

Other Income and (Expense)
Interest expense	(3,418)	(25,647)	(7,161)	(51,012)	(183,378)
Other expense	-	-	-	-	(173,000)
Other income	-	-	-	-	443,733
Total other income and (expense)	(3,418)	(25,647)	(7,161)	(51,012)	87,355

NET LOSS	$(202,323)	$(197,114)	$(720,249)	$(343,443)	$(3,745,203)

Net loss per common share basic and diluted	$(0.010)	$(0.014)	$(0.037)	$(0.025)
Weighted average common shares outstanding basic and diluted	19,933,928	14,004,438	19,680,568	14,004,438
The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	2,905,333	1,050,000	2,371,615	1,050,000
Stock options	5,505,000	7,255,000	5,505,000	7,255,000
Convertible promissory notes	-	2,555,446	-	2,429,451

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statement of Stockholders' Equity
For the Six Months Ended June 30, 2010 (Unaudited)

				Deficit
				Accumulated
	Common Stock			during the	Total
	Number of			Developmental	Stockholders'
	Shares	Amount	Payable	Stage	Equity
BALANCES December 31, 2009	13,990,413	$980,148	$1,451,979	$(3,024,954)	$(592,827)

Stock issued for conversion of debt	3,721,257	1,444,480	(1,402,013)		42,467
Stock issued for legal settlement	360,000	108,000			108,000
Stock issued for cash	166,666	50,000	50,000		100,000
Stock issued for services	389,025	75,000	(7,500)		67,500
Stock issued for accounts payable	101,000	32,000			32,000
Fair market value of warrants issued		320,459			320,459
Shares issued in merger	1,303,638	65,181			65,181
Net loss				$(720,249)	(720,249)
BALANCES June 30, 2010 (Unaudited)	20,031,999	$3,075,268	$92,466	$(3,745,203)	$(577,469)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009 and the Period May 10, 2006 (Inception) to June 30, 2010

	Three Months Ended		Six Months Ended		May 10, 2006
	June 30, (Unaudited)		June 30, (Unaudited)		(Inception) to
	2010	2009	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,323)	$(197,114)	$(720,249)	$(343,443)	$(3,745,203)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	8,872	8,896	17,923	17,845	124,778
Asset impairment					138,000
Compensation expense on fair market value of options issued		13,223		21,666	178,844
Compensation expense on fair value of warrants issued			320,459		342,959
Stock compensation expense	2,500		110,500		512,513
Common stock issued for accrued interest			466		163,237
Common stock issued for accounts payable	32,000		32,000		32,000
Changes in operating accounts:
Accounts receivable	2,239		761		(5,025)
Other current assets	1,562		1,562		1,562
Accounts payable and accrued expenses	87,663	27,243	83,427	50,002	608,306
CASH (USED) BY OPERATING ACTIVITIES	(67,487)	(147,752)	(153,151)	(253,930)	(1,648,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger			95		95
Acquisition of furniture and equipment					(206,211)
Other investing activities					(138,000)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-	95	-	(344,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants			50,000		50,000
Issuance of common stock for cash	50,000		100,000		100,000
Repayment of promissory notes					(45,000)
Repayment of related party notes					(40,750)
Proceeds from promissory notes		75,000	17,000	75,000	1,903,750
Proceeds from related party notes			1,000		42,312
CASH PROVIDED BY FINANCING ACTIVITIES	50,000	75,000	168,000	75,000	2,010,312

NET INCREASE (DECREASE) IN CASH	(17,487)	(72,752)	14,944	(178,930)	18,167
CASH, beginning of period	35,654	76,966	3,223	183,144	-
CASH, end of period	$18,167	$4,214	$18,167	$4,214	$18,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$2,500	$-	$110,500	$-	$512,513
Value of Common Stock issued for accrued interest	$-	$-	$466	$-	$163,237
Value of Common Stock issued for debt principle	$-	$-	$42,000	$-	$1,708,000
Value of Common Stock issued for accounts payable	$32,000	$-	$32,000	$-	$32,000

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of June 30, 2010 and for the three and six months ended June 30, 2010and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on April 12, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $ 3,745,203and $3,024,954 at June 30, 2010 and December 31, 2009, respectively.  In addition, the Company has negative working capital of $751,597 and $692,182 at June 30, 2010 and December 31, 2009, respectively.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Sales and marketing costs
Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.  For the three months ended June 30, 2010 and 2009, the Company incurred no marketing and advertising expense.  For the six months ended June 30, 2010 and 2009, the Company incurred $0 and $4,796, respectively in marketing and advertising expense.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Research and Development

Expenses related to present and future products are expensed as incurred.

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	June 30,	December 31,
	2010	2009
Computers and office equipment	78,974	78,974
Software	$127,237	$127,237
Total PP&E	206,211	206,211
Accumulated depreciation	(124,780)	(106,856)
Fixed assets, net	$81,431	$99,355

During the three months ended June 30, 2010 and 2009, the Company recognized $8,872 and $8,896, respectively in depreciation expense.  During the six months ended June 30, 2010 and 2009, the Company recognized $17,923 and $17,845, respectively in depreciation expense.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2010 consisted of $556,500 due to John Rizzo, CEO for unpaid salary and health insurance, $31,922 of professional services, $6,797 of accrued interest and $42,258 of trade payables.

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

During the six months ended June 30, 2010, the Company received $17,000 in exchange for two convertible notes that were also converted along with the $25,102 of notes outstanding on December 31, 2009.  In total, during the six months ended June 30, 2010, the Company converted $42,466, including $42,000 of principle and $466 of accrued interest into 121,332 shares of common stock.  As of June 30, 2010, the Company has no outstanding 3rd party notes payable.

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

During the six months ended June 30, 2010, the Company received $1,000 from Bluewater Advisors on the same terms as the note above.

Accrued Interest
During the three months ended June 30, 2010 and 2009, the Company recognized $3,418 and $25,647, respectively related to all our outstanding notes payable.  During the six months ended June 30, 2010 and 2009, the Company recognized $7,161 and $51,012, respectively related to all our outstanding notes payable.  As of June 30, 2010, the Company had outstanding $6,797 of accrued interest.

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of June 30, 2010.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE F – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Debt Repayment
During the year ended December 31, 2009, the Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock which were issued on April 28, 2010.

Stock Issued for Debt Repayment (Continued)
During the six months ended June 30, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.  As of June 30, 2010 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.  The stock was issued on July 30, 2010.

Stock Issued for Cash
During the six months ended June 30, 2010, the Company received $50,000 as a direct purchase and issued 166,666 shares of restricted common stock.

During the six months ended June 30, 2010, the Company received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.  As of June 30, 2010 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.  The stock was issued on July 30, 2010.

Stock Issued for Services
During the year ended December 31, 2009, the Company agreed to issue 150,000 shares of restricted common stock in exchange for professional services rendered in 2009 and valued at $7,500.  As of December 31, 2009 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.  The shares were issued on April 28, 2010.

During the six months ended June 30, 2010, the Company issued 360,000 shares of restricted common stock as part of a legal settlement with Marc Falcone.  The shares were valued on the date of grant, or $108,000.

During the six months ended June 30, 2010, the Company issued 225,000 shares of restricted common stock for services.  100,000 shares valued at $30,000 and 125,000 shares valued at $37,500 were issued to two consultants, respectively.  The 125,000 share issuance was for services performed during the quarter and have been fully expensed.  The 100,000 shares were issued for services to be provided through the end of 2010 and are being recognized to expense ratably.

Stock issued for Accounts Payable
During the six months ended June 30, 2010, the Company issued 101,000 shares of restricted common stock to settle certain accounts payable valued at $32,000.

Stock Options (See footnote I)
During the year ended December 31, 2009, the Company canceled 1 million options due to termination.

During the six months ended June 30, 2010, no option activity occurred.

NOTE G - COMMITMENTS

The Company has no commitments as of June 30, 2010.

NOTE H – WARRANTS

At June 30, 2010, the Company had 2,905,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE H – WARRANTS (Continued)

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
03/25/08	400,000	$0.10	12/31/10
03/25/08	400,000	$0.10	12/31/10
01/19/10	36,000	$0.75	1/19/15
01/19/10	56,000	$0.75	1/19/15
02/01/10	13,333	$0.75	2/1/15
02/05/10	1,000,000	$0.40	12/31/15
03/01/10	1,000,000	$0.10	10/31/11

Total	2,905,333

During the year ended December 31, 2009, the Company canceled 250,000 warrants issued to Marc Falcone as a result of the settlement agreement dated February 16, 2010.  No warrants were issued or exercised in 2009.

During the six Months ended June 30, 2010, the Company:

•	Issued 2,271,999 warrants to purchase one share of common stock for each warrant issued.
•	Received $50,000 upon the exercise of a warrant and issued 166,666 shares of restricted common stock.
•	Received $50,000 upon the sale of a warrant to an accredited investor.

All the warrants issued in through June 30, 2010 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies and are exerciseable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and the exercise price attributable to that warrant.  The fair value of the warrants issued was $320,459 offset by the $50,000 warrant sale resulting in $270,459 of net stock compensation expense.

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

During the six months ended June 30, 2010, the Company granted 250,000 fully vested common stock options.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

Stock Options (Continued)
The following table summarizes the Company's stock option activity for the six months ended June 30, 2010:

	June 30, 2010
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	5,255,000	$0.18
Granted	250,000	0.25
Forfeited	-	-
Exercised	-	-
Outstanding at end of quarter	5,505,000	$0.18

Options exerciseable at March 31, 2010	5,505,000

The following table summarizes information about the Company's stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At June 30,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.07
0.25	1,250,000	-	0.25	1,250,000	0.06
0.10	2,375,000	-	0.10	2,375,000	0.04
0.05	880,000	-	0.05	880,000	0.01

Total	5,505,000	-	$0.18	5,505,000	$0.18

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.

During the six months ended June 30, 2010 and 2009, the Company recognized $0 and $21,666, respectively, of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE J – MERGER (Continued)

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE J – MERGER (Continued)

The condensed pro forma balance sheet as of December 31, 2009 is as follows:

iTrackr Systems, Inc.
Unaudited Pro Forma Balance Sheet
As of December 31, 2009

		Must
	iTrackr, Inc.	Haves, Inc.		Merger
	Actual	Actual		Adjustments	Pro Forma
ASSETS
CURRENT ASSETS
Cash	$3,223	$95		$-	$3,318
Accounts receivable, net	5,786	1,562		-	7,348
TOTAL CURRENT ASSETS	9,009	1,657		-	10,666

Fixed assets
Cost	206,211	-		-	206,211
Accumulated Depreciation	(106,856)	-		-	(106,856)
Net	99,355	-		-	99,355

Goodwill				92,697	92,697
TOTAL ASSETS	$108,364	$1,657		$92,697	$202,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$524,777	$29,172		$-	$553,949
Accrued interest payable	102	-		-	102
Convertible promissory notes	25,000	-		-	25,000
Shareholder loans	151,312	-		-	151,312
TOTAL CURRENT LIABILITIES	701,191	29,172		-	730,363

COMMITMENT	-	-		-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock payable	1,451,979	-		-	1,451,979
Common stock	980,148	189,416	1)	(124,234)	1,045,330
Accumulated earnings (deficit)	(3,024,954)	(216,931)		216,931	(3,024,954)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(592,827)	(27,515)		92,697	(527,645)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$108,364	$1,657		$92,697	$202,718

1)
Reverse merger requirement to treat Must Haves, Inc. as the puchased company requires the recognition of the issuance of 1,303,638 shares of already outstanding shares of Must Haves, Inc. as newly issuedadjusted down by $189,416 which represents Must Haves historical common stock balance.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE J – LEGAL PROCEEDINGS

As of December 31, 2009, the Company was party to a lawsuit brought by Marc Falcone. In this action, Mr. Falcone asserted numerous claims against certain defendants arising out of his former service to iTrackr, Inc. as a contracted consultant. The Company asserted numerous defenses and affirmative defenses, including, but not limited to, the fact that Falcone failed to fulfill his obligations under the agreement. On February 16, 2010, the Company and Mr. Falcone executed a settlement agreement without either side admitting fault. The terms of the settlement agreement call for the payment of $25,000 and the issuance of 360,000 shares of common stock in exchange for a full release of all claims. As of June 30, 2010, the Company has paid all monies and issued all stock related to this settlement.

NOTE K – SUBSEQUENT EVENTS

During August, 2010, John Rizzo our CEO loaned the company $20,000 at an interest rate of 9% per annum and due by August 4, 2011.

On August 11, 2010, the Company received a $25,000 third party loan at an interest rate of 9% per annum and due February 11, 2011.

On August 11, 2010, the Company issued a convertible promissory note to a third party in the amount of $25,000. No payments are required until maturity on July 31, 2011. The note accrues interest rate of 9% per annum and is convertible into shares of common stock at $0.25 per share. The company evaluated the note for a beneficial conversion feature and determined there was none as the conversion price is equal to the offering price in this prospectus.

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

Our primary sources of operating funds have been historically through the issuance of debt and equity. For the six months ended June 30, 2010, we raised $50,000 from the sale of a warrant, $100,000 from the sale of common stock and $18,000 in debt. For the year ended December 31, 2009, we raised $333,312 in debt. To finance our growth strategy, we may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At June 30, 2010, iTrackr Systems had assets of $212,320. For the six months ended June 30, 2010, the Company had revenue of $18,575, and net losses of $720,249. iTrackr Systems has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At June 30, 2010, the Company had approximately $18,167 of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the first half of fiscal 2010, the Company believes that its cash on hand is insufficient to continue operations. The Company currently needs approximately $130,000 to $160,000 per quarter to maintain and expand our sales and operations. Thus, the Company will need approximately $520,000 to $640,000 to continue through June 30, 2010.

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

Results of Operations

Three and Six Months Ended June 30, 2010 Compared With the Three and Six Months Ended June 30, 2009.

Revenues

Revenues for the three months ended June 30, 2010 were $7,833 representing a $7,568 increase from revenues of $265 for the three months ended June 30, 2009. Revenues for the six months ended June 30, 2010 were $18,575 representing a $17,215 increase from revenues of $1,360 for the six months ended June 30, 2009.  The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of live chat software which began in our fourth quarter of 2009. Of the $18,575 in our first half 2010 sales, $155 relates to click through referral fees and $18,420 to sales of ChatTrackr. One customer, Saveology, accounted for all of our ChatTrackr related sales. These results compare to 2009 where all $1,360 was related to click through referral fees. The $1,205 decrease in referral fees from $1,360 in 2009 to $155 in 2010 is due to a decrease in advertising due to the current economic climate.

Saveology is our only ChatTrackr customer. On September 1, 2009 we entered into an agreement whereby the Company provides Saveology Click2Chat (i.e., ChatTrackr) software as a service. The Company bills Saveology monthly on net 30 day payment terms at the rate of $0.75 per chat hour. The initial contract term is 12 months and renews for successive 12 month periods unless terminated. Services that are voluntarily terminated are payable to the Company by Saveology through the then current 12 month term.

Operating Expenses

Total operating expenses for the three months ended June 30, 2010 were $206,738, an increase of $35,006 from $171,732 for the three months ended June 30, 2009. Total operating expenses for the six months ended June 30, 2010 were $731,663, an increase of $437,872 from $293,791 for the six months ended June 30, 2009. The six month increase in expense is mainly due to a year-over-year $409,293 increase in the recognition of non-cash stock compensation primarily related to the issuance of stock for services, grant of warrants and legal settlement with Marc Falcone, and a $79,779 increase in professional fees offset by a $49,071 decrease in personnel expenses. Excluding stock compensation expense of $430,959 through the six months ended June 30, 2010 and $21,666 through the six months ended June 30, 2009, operating expenses were $300,704 for the six months ended June 30, 2010 compared to $272,125 for the six months ended June 30, 2009, or $28,579 higher in the current year compared to 2009.

Other Income and Expense

Other expense decreased $22,229 to $3,418 for the three months ended June 30, 2010 compared to $25,647 of expense during the same period last year. Other expense decreased $43,851 to $7,161 for the six months ended June 30, 2010 compared to $51,012 of expense during the same period last year. The decrease is due to the reduction of interest expense as a result of converting most of our debt to common stock at the end of 2009.

Net Loss

As a result of the foregoing, our net loss was $202,323, or $0.010 per share, for the three months ended June 30, 2010 compared to a loss of $197,114, or $0.014 per share for the three months ended June 30, 2009. Our net loss was $720,249, or $0.037 per share, for the six months ended June 30, 2010 compared to a loss of $343,443, or $0.025 per share for the six months ended June 30, 2009. Excluding one-time, non-cash charges totaling $430,959 in 2010 and $21,666 in 2009 related to stock compensation, the Company’s loss decreased $32,487, or 10% to $289,290 for the six months ended June 30, 2010 compared to $321,777 for the six months ended June 30, 2009.

Liquidity and Capital Resources

From inception to June 30, 2010, we have incurred an accumulated deficit of $3,745,203. This loss has been incurred through a combination of stock compensation of $1,034,316, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses. Since inception, we have financed our operations primarily through debt and equity financing. However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future. During the six months ended June 30, 2010 we had a net increase in cash of $14,944. Total cash resources as of June 30, 2010 was $18,167 compared with $3,223 at December 31, 2009.

Our accounts payable balance as of June 30, 2010 was approximately $637,477 and includes $556,500 due to our CEO for unpaid salary and expenses and $80,977 of accounts payable and accrued liabilities. From June 30, 2010 through the date of this report, the Company funded our operation from the cash on hand of $18,167 as of June 30, 2010 and through the receipt of a $10,000 loan from John Rizzo our CEO. As of the date of this report, our current cash balance of $61,208 will fund approximately 3.4 months of minimum operating expenses (See discussion below).

Our available working capital and capital requirements will depend upon numerous factors, including the sale of live chat services, the timing and cost of expanding into new markets, the cost of developing competitive technologies, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.  We believe that approximately $43,300 to $53,300 per month or $520,000 to $640,000 will be required to maintain and expand our sales and operations and cover our operating and public company administrative expenses for the next 12 months. These costs are comprised of wages, professional fees, communications (i.e., cell phone and internet service) internet hosting and supplies. In addition to covering our operating expenses, we may require additional cash resources due to changing business conditions or other future developments, including any acquisitions we may decide to pursue. The Company receives approximately $10,000 per quarter in sales revenue. However, due to our limited operating history, we cannot estimate the level of future sales. Thus, our current liquidity is insufficient to meet our expenses for the next 12 months. As a result our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions. In the short term, if this registration statement is declared effective, we hope to receive commitments from certain warrant holders that they intend to exercise their warrants. The cash to be realized upon exercise of these warrants is expected to be approximately $550,000 If no outside funding is achieved, it is not the intention of the Company to cease operations. Mr. Rizzo, our CEO will continue to provide personal funds as needed and the Company will reduce operating activity to a bare minimum which would require cash outlays of approximately $18,000 per month. As of the date of this report, our current cash balance of $61,208 will fund approximately 3.4 months of minimum operating expenses.

Net cash used by operating activities was $153,151 for the six months ended June 30, 2010 as compared to $253,930 for the six months ended June 30, 2009.

Net cash provided by investing activities was $95 for the six months ended June 30, 2010 as compared to $0 for the six months ended June 30, 2009.

Net cash provided by financing activities was $168,000 for the six months ended June 30, 2010 as compared to $75,000 for the six months ended June 30, 2009.

During the year ended December 31, 2008, iTrackr Systems, Inc.:

•	Issued 214,025 shares of restricted common stock in exchange for services valued at $107,013.
•	Received gross proceeds of $968,750 from promissory notes and repaid $85,750 of promissory notes.

During the year ended December 31, 2009, iTrackr Systems, Inc.:

•	Issued 150,000 shares of restricted common stock in exchange for services valued at $7,500.
•	Converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.

•	Received gross proceeds of $333,312 from promissory notes.

During the six months ended June 30, 2010, iTrackr Systems, Inc.:

•	Received $50,000 in exchange for the issuance of 166,666 shares of restricted common stock.
•	Received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.
•	Received $50,000 in exchange for a warrant to purchase 1,000,000 shares of common stock.
•	Converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.
•	Received gross proceeds of $18,000 from promissory notes.
•	Issued 360,000 shares of restricted common stock valued at $108,000 to settle a legal dispute with Marc Falcone.
•	Issued 101,000 shares of restricted common stock to settle accounts payable valued at $32,000.
•	Issued 225,000 shares of restricted common stock in exchange for services valued at 67,500.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, as of the end of the period covered by this report, our CEO and CFO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Not applicable.

Item 1a. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010, iTrackr Systems, Inc. issued 1,140,664 shares of its common stock in private transactions not involving a public offering, as follows:

•	We issued 166,666 shares of common stock in exchange for $50,000.

•	We received $50,000 upon the exercise of warrants to purchase 166,666 shares of common stock.

•	We issued 101,000 shares of common stock to settle $32,000 of accounts payable.

•	We issued 225,000 shares of common stock for services valued at $67,500.

•	We issued 360,000 shares of common stock as a result of a legal settlement for prior services.

•	We issued 121,332 shares of common stock in exchange for a $42,466 reduction of notes payable.

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

Each purchaser was provided with access to our filings with the SEC, including the following:

•           Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•           The information contained in an annual report on Form 10-K under the Exchange Act.

•           The information contained in any reports or documents required to be filed by iTrackr Systems under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•           A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in iTrackr Systems’ affairs that are not disclosed in the documents furnished.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit

31.1*	Certification of John Rizzo, Chief Executive Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of John Rizzo, Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John Rizzo, Chief Executive Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of John Rizzo, Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2010	ITRACKR SYSTEMS, INC.

	By	/s/ John Rizzo
John Rizzo, Chief Executive Officer

	By	/s/ John Rizzo
John Rizzo, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Rizzo	Chief Executive Officer, Chief Financial Officer and Director	August 11, 2010