Form 10-K/A
period 2009-12-31
ITRACKR SYSTEMS INC
filed 2010-10-20
CIK 1412212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 20,319,997 shares of common stock outstanding as of  October 18, 2010.  The registrant’s common stock is not traded or listed on any exchange.

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

On January 12, 2010, the Company closed a merger transaction (the “Merger”) pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc. The Company reported the closing of the Merger in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010. This Annual Report on Form 10-K/A contains information regarding the Company and iTrackr, as indicated herein.

Since the Merger closed subsequent to the reporting period covered by this Annual Report on Form 10-K/A, this report includes both discussion of our business as it existed as of December 31, 2009 and of the Company’s business post-Merger, as the 100% parent of iTrackr, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “Must Haves, Inc.” describe the Company prior to January 19, 2010 and the sections entitled “iTrackr Systems, Inc.” describe the Company on and after January 19, 2010.

Effective August 25, 2010, the client-auditor relationship between iTrackr Systems, Inc. and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as the Company’s independent registered accounting firm.  Effective August 25, 2010, the Company engaged Bedinger and Company ("Bedinger") as its principal independent public accountant to audit the Company's financial statements for the year ending December 31, 2009 and 2008.  The decision to change accountants was recommended and approved by the Company's Board of Directors, effective August 25, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) because of deficiencies in the conduct of certain of its audits and procedures.  The restatement of our 2009 and 2008 financial statements is a result of the following:

1.	To re report the financial statements of iTrackr, Inc. for the years ended December 31, 2009 and 2008 after being audited by Bedinger and Company.
2.	To restate our financial statements for the year ended December 31, 2009 and 2008 as a result of the following adjustments and reclassifications:
a.	An additional $67,500 of stock compensation expense related to 150,000 shares of common stock issued for services in December 2009.
b.	To reclassify in the Statement of Cash Flows for the year ended December 31, 2008 the amounts received and paid to related parties under Financing Activities.

ITRACKR SYSTEMS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K/A, including in the documents incorporated by reference into this Annual Report on Form 10-K/A, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

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

From August 2004 to March 2005, we were involved in a limited joint venture with lingerie manufacturer On Gossamer that featured “Straps by Stella G.” On Gossamer lingerie products sold in Bloomingdales, Nordstroms and Macy’s. Our limited joint venture with On Gossamer terminated in March 2005. Our products are currently sold in more than 50 local and national boutiques spread out all over the country and are also sold in Illinois, New Jersey, New York, Texas and Canada through non-exclusive representatives. The boutiques that purchase our products are generally small, trendy, specialty shops that cater to the fashion conscience consumer. Orders from boutiques and representatives are open purchase orders and, generally, are processed, manufactured and delivered C.O.D. to the boutique or representative within 5-7 business days of receipt of the purchase order. We are not dependent on any single boutique or representative and no single boutique or representative accounts for 10% or more of our revenue. Our products are sold at wholesale to boutiques and through non exclusive representatives who receive a commission of 20% on retail purchases.

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
(formerly Must Haves, Inc.)

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

Overview

iTrackr, Inc. (“iTrackr”, the “Company”, “we”, “us” or “our”) was formed in May 2006 to develop, market and commercialize a product and inventory search application through a social networking site designed to leverage the best of Internet and Mobile technologies. We have taken the best of several burgeoning markets, including eCommerce, social networking and mobile content, and developed what we believe is a powerful platform that drives value to consumers, retailers and advertising and marketing firms.

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

At December 31, 2009, iTrackr, Inc. had assets of $108,364. For the fiscal quarter ended December 31, 2009 the Company had revenue of $5,826, and net losses of $260,389. iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At December 31, 2009, the Company had approximately $3,223 of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is insufficient to continue operations.  The Company currently needs approximately $130,000 to $160,000 per quarter to maintain and expand our sales and operations.  Thus, the Company will need approximately $520,000 to $640,000 to continue through December 31, 2010.

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

Years Ended December 31, 2009 and 2008

Revenues for the year ended December 31, 2009 were $7,493 representing a 70% increase from revenues of $4,419 for the year ended December 31, 2008.  The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of live chat software which began in our fourth quarter of 2009.  Of the $7,493 in 2009 sales, $1,707 relates to click through referral fees and $5,786 to sales of ChatTrackr.  One customer, Saveology, accounted for all of our ChatTrackr related sales.  These results compare to 2008 where all $4,419 was related to click through referral fees.  The $2,712 decrease in referral fees from $4,419 in 2008 to $1,707 in 2009 is due to a decrease in advertising due to the current economic climate.

Saveology is our only ChatTrackr customer.  On September 1, 2009 we entered into an agreement whereby the Company provides Saveology Click2Chat (i.e., ChatTrackr) software as a service.  The Company bills Saveology monthly on net 30 day payment terms at the rate of $0.75 per chat hour.  The initial contract term is 12 months and renews for successive 12 month periods unless terminated by the Company.  Services that are voluntarily terminated are payable to the Company by Saveology through the then current 12 month term.

Total operating expenses for the year ended December 31, 2009 were $678,473 or 47% lower compared to $1,274,718 for the year ended December 31, 2008.  The $596,245 decrease in operating expenses is the result of cost cutting measures and was primarily due to a $483,523 decrease in personnel and professional fees and a $107,767 decrease in stock compensation expense.

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

Our net loss was $924,442 for the year ended December 31, 2009, compared to a loss of $1,328,873 for the year ended December 31, 2008.  The 404,431 or 30% improvement in 2009 compared to 2008 was primarily due to our cost cutting measures which reduced operating expenses $596,245 offset by increases in other expenses of $194,888.

Liquidity and Capital Resources

From inception to December 31, 2009, we have incurred an accumulated deficit of $3,092,454.  This loss has been incurred through a combination of stock compensation of $670,857, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.   However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the year ended December 31, 2009 we had a net decrease in cash of $179,921.  Total cash resources as of December 31, 2009 was $3,223 compared with $183,144 at December 31, 2008.

Our available working capital and capital requirements will depend upon numerous factors, including the sale of live chat services, the timing and cost of expanding into new markets, the cost of developing competitive technologies, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.  We believe that approximately $43,300 to $53,300 per month or $520,000 to $640,000 will be required to maintain and expand our sales and operations and cover our operating and public company administrative expenses for the next 12 months. These costs are comprised of wages, professional fees, communications (i.e., cell phone and internet service) internet hosting and supplies.  In addition to covering our operating expenses, we may require additional cash resources due to changing business conditions or other future developments, including any acquisitions we may decide to pursue. At present, the Company does not have any proposed business combination, agreements, the consummation of which is probable.

The Company receives approximately $6,000 to $10,000 per quarter in sales revenue.  However, due to our limited operating history, we cannot estimate the level of future sales.  Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.  As a result our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions.  If no outside funding is achieved, it is not the intention of the Company to cease operations.  Mr. Rizzo, our CEO will continue to provide personal funds as needed and the Company will reduce operating activity to a bare minimum which would require cash outlays of approximately $18,000 per month.

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

During the year ended December 31, 2008, iTrackr, Inc.:
•	Issued or recorded a payable of 214,025 shares of restricted common stock in exchange for services valued at $107,013.
•	Received gross proceeds of $968,750 from promissory notes and repaid $85,750 of promissory notes.

During the year ended December 31, 2009, iTrackr, Inc.:
•	Recored common stock payable for 150,000 shares of restricted common stock in exchange for services valued at $75,000.
•	Converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.
•	Received gross proceeds of $333,312 from promissory notes.

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

Report of the Company’s Independent Registered Public Accounting Firm

This annual report on Form 10-K/A does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Stella Gostfrand, President	2009	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
	2008	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
	2007	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-

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

We are not aware of any outstanding equity awards.

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

ITRACKR SYSTEMS, INC.
(Registrant)

October 18, 2010	By:	/s/ John Rizzo
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Rizzo	Chief Executive Officer and Chairman of the	October 18, 2010
John Rizzo	Board (Principal Executive Officer and Principal
Financial Officer)

/s/ Stella Gostfrand	Former Chief Executive Officer and Chairman	October 18, 2010
Stella Gostfrand	of the Board (Must Haves, Inc. Principal
Executive Officer)

/s/ David Baesler	Director	October 18, 2010
David Baesler

/s/ Michael Uhl	Director	October 18, 2010
Michael Uhl

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

ITRACKR, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accountant	F-12

Balance Sheets as of December 31, 2009 (Restated) and December 31, 2008	F-13

Statements of Operations for the Years Ended December 31, 2009 (restated) and 2008 and the Period May 10, 2006 (Date of Inception) to December 31, 2009 (Restated)	F-14

Statements of Stockholders Equity for the Years Ended December 31, 2009 (Restated) and 2008	F-15

Statements of Cash Flows for the Years Ended December 31, 2009 (Restated)and 2008 and the Period May 10, 2006 (Date of Inception) to December 31, 2009 (Restated)	F-16

Notes to Financial Statements	F-17-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

iTrackr, Inc.

We have audited the accompanying balance sheets of iTrackr, Inc. (the “Company”), as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of iTrackr, Inc. (A Development Stage Company) for the period May 10, 2006 (Date of Inception) to December 31, 2007.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of iTrackr, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bedinger & Company

Certified Public Accountants

Concord, California

October 1, 2010

iTrackr, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
	(Restated)
Assets
Current Assets
Cash	$3,223	$183,144
Accounts receivable	5,786	-
Total Current Assets	9,009	183,144

Fixed assets (Note B)	206,211	107,357
Accumulated depreciation	(106,856)	(73,347)
Net fixed assets	99,355	34,010
Other assets (Note C)	-	138,000
Total Assets	$108,364	$355,154

Liabilities and Stockholder's (Deficit)
Current Liabilities
Accounts payable & accrued expenses (Note D)	$524,777	$356,755
Accrued interest payable	102	60,419
Convertible promissory notes (Note E)	25,000	1,033,000
Promissory notes - related party (Note E)	151,312	110,000
Total Current Liabilities	701,191	1,560,174

Total Liabilities	701,191	1,560,174

Stockholder's (Deficit)(Note F)
Common stock, par value $.001, 110,000,000 shares authorized; issued and outstanding 13,990,413 at December 31, 2009 and 2008.	13,991	13,991
Common stock payable	1,519,479	7,013
Additional paid-in capital	966,157	941,988
Deficit accumulated during the development stage	(3,092,454)	(2,168,012)
Total Stockholder's (Deficit)	(592,827)	(1,205,020)
Total Liabilities and Stockholder's (Deficit)	$108,364	$355,154

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Statements of Operation
For the Years Ended December 31, 2009 (Restated) and 2008 and the Period May 10, 2006 (Inception) to December 31, 2009 (Restated)

	Year Ended December 31,		May 10, 2006 (Inception) to
	2009	2008	December 31, 2009
	(Restated)		(Restated)
Revenue	$7,493	$4,419	$29,330

Operating Expenses
Personnel	390,984	573,910	1,326,796
Professional fees	84,345	384,942	817,266
Stock compensation	99,169	206,936	670,857
Travel and entertainment	-	9,514	39,547
Facilities	-	17,550	30,238
Communications	9,089	4,779	19,102
Marketing	4,796	19,523	49,865
Website	41,286	18,186	126,495
Depreciation	33,508	34,947	106,856
General	15,296	4,431	29,278
Total operating expenses	678,473	1,274,718	3,216,300

Loss from operations	(670,980)	(1,270,299)	(3,186,970)

Other Income and (Expense)
Interest expense	(90,462)	(58,574)	(176,217)
Other expense	(163,000)	-	(173,000)
Other income	-	-	443,733
Total other income and (expense)	(253,462)	(58,574)	94,516
NET LOSS	(924,442)	(1,328,873)	(3,092,454)

Net loss per common share basic and diluted	$(0.063)	$(0.095)
Weighted average common shares outstanding basic and diluted	14,632,513	13,934,023

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	1,050,000	741,233
Stock options	5,255,000	6,509,795
Convertible promissory notes	3,242	1,305,843

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity (Deficit)
For the Years Ended December 31, 2009 (Restated) and 2008

					Deficit
					Accumulated
	Common Stock			Additional	during the	Total
	Number of			Paid-in	Developmental	Stockholders'
	Shares	Amount	Payable	Capital	Stage	(Deficit)
BALANCES December 31, 2007	$13,790,413	$13,791	$-	$742,265	$(839,139)	$(83,083)

Stock issued for services	200,000	200	7,013	99,800		107,013
Stock options expense				77,423		77,423
Warrants issued for services				22,500		22,500
Net loss					$(1,328,873)	(1,328,873)
BALANCES December 31, 2008	13,990,413	$13,991	$7,013	$941,988	$(2,168,012)	$(1,205,020)

Stock to be issued for conversion of debt			1,437,466			1,437,466
Stock issued for services			75,000			75,000
Stock options expense				24,169		24,169
Net loss					$(924,442)	(924,442)
BALANCES December 31, 2009 (Restated)	13,990,413	$13,991	$1,519,479	$966,157	$(3,092,454)	$(592,827)

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Statements of Cash Flows (Restated)
For the Years Ended December 31, 2009 and 2008 and the Period May 10, 2006 (Inception) to December 31, 2009

			May 10, 2006 (Inception) to
	Year Ended December 31,		December 31,
	2009	2008	2009
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(924,442)	$(1,328,873)	$(3,092,454)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	33,508	34,947	106,855
Asset impairment	138,000	-	138,000
Compensation expense on fair market value of options issued	24,169	77,423	178,844
Compensation expense on fair value of warrants issued	-	22,500	22,500
Common stock issued for services	75,000	107,013	469,513
Common stock issued for accrued interest	137,467	-	162,771
Changes in operating accounts:
Accounts receivable	(5,786)	-	(5,786)
Prepaid expenses	-	50,000	-
Other assets	-	(137,250)	(138,000)
Accounts payable and accrued expenses	107,705	379,690	524,879
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(414,379)	(794,550)	(1,632,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(98,854)	(5,485)	(206,211)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(98,854)	(5,485)	(206,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party notes	-	(85,750)	(85,750)
Proceeds from promissory notes	292,000	773,000	1,691,000
Proceeds from related party notes	41,312	195,750	237,062
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	333,312	883,000	1,842,312

NET INCREASE (DECREASE) IN CASH	(179,921)	82,965	3,223
CASH, beginning of period	183,144	100,179	-
CASH, end of period	$3,223	$183,144	$3,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$75,000	$107,013	$469,513
Value of Common Stock issued for accrued interest	$137,467	$-	$162,771
Value of Common Stock issued for debt principle	$1,300,000	$-	$1,666,000

SEE NOTES TO FINANCIAL STATEMENTS

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Organization
iTrackr, Inc. (the “Company” or “iTrackr”) was formed on May 10, 2006 to develop, market and commercialize a product and inventory search application through a social networking site designed to leverage the best of Internet and Mobile technologies.  iTrackr has taken several markets, including eCommerce, social networking and mobile content, and developed a platform that drives value to consumers, retailers and advertising and marketing firms.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $3,092,454 and $2,168,012 at December 31, 2009 and 2008, respectively.  In addition, the Company has negative working capital of $667,182 and $1,377,030 at December 31, 2009 and 2008, respectively.

The Company has and will continue to use significant capital to commercialize its products.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds, not provided by operations, through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

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

Fixed assets
Fixed assets are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time fixed assets are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the assets.  The estimated useful lives used are 3 years for computer equipment, office equipment and software.  Accelerated methods of depreciation of fixed assets are used for income tax purposes.

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

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

Note A-Organization and Summary Of Significant Accounting Policies

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

We periodically issue common stock as compensation.  Pursuant to ASC 505-50-30-6 issuances are valued using the market price of the stock or value of the services rendered on the date of the related agreement, whichever is more readily determinable.  To date, common stock granted and issued for services has been issued free of obligation to the recipient and for no consideration.  The shares are valued at the price non-employees are willing to accept as payment in lieu of cash, which, historically, has been the price per share of recent sales of unregistered securities or value of debt converted to common stock.

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

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

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

Note A-Organization and Summary Of Significant Accounting Policies

Recent Accounting Pronouncements (Continued)
In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note L, Subsequent Events.

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

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

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

NOTE B – FIXED ASSETS

Fixed assets consisted of the following:
	December 31,
	2009	2008
Computers and office equipment	$78,974	$78,974
Software	127,237	28,383
Total fixed assets	206,211	107,357
Accumulated depreicaiton	(106,856)	(73,347)
Fixed assets, net	$99,355	$34,010

During the year ended December 31, 2008, the Company purchased $5,485 of computer equipment.

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE B – FIXED ASSETS (Continued)

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

NOTE C – OTHER ASSETS

On December 22, 2008, for $138,000, the Company purchased approximately 79% of the then issued and outstanding common stock, or 33,400,000 shares, of Inflot Holdings, Inc. a Pink Sheet listed public company.  Inflot had no assets or liabilities as of the date of purchase.  The purpose of the stock purchase was to gain control of a shell company for the purpose of reverse merging with the Company.  During the year ended December 31, 2009, Inflot executed a 1,000:1 reverse split and subsequently issued 7.5 million shares thereby significantly diluting the value of the Company’s investment which was written off during the third quarter of 2009.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2009 consisted of $425,500 due to John Rizzo, CEO, for unpaid salary and health insurance, $25,000 of accrued legal settlements, $15,126 of professional services, $40,000 remaining due to ChatStat for our technology purchase and $19,151 of trade payables.

Accounts payable and accrued expenses at December 31, 2008 consisted of $346,189 due to John Rizzo, CEO for unpaid salary and health insurance, and $10,566 of trade payables.

NOTE E – NOTES

Promissory Notes - 3rd Party
Promissory notes at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures September 25, 2008		$35,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures November 14, 2008		50,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures November 15, 2008		75,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures November 16, 2008		100,000

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE E – NOTES (Continued)

Promissory Notes - 3rd Party (Continued)

	December 31,
	2009	2008
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures January 31, 2009		5,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures January 31, 2009		5,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures January 31, 2009		3,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures November 6, 2009		25,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures February 13, 2009		30,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures April 1, 2009		50,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures April 25, 2009		5,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures July 14, 2009		50,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures August 18, 2009		100,000
Note payable convertible into common stock at a conversioin price of $0.50 upon default, bears interest at 9% per year, matures September 1, 2009		500,000
Note payable convertible into common stock at a conversioin price of $0.35 upon default, bears interest at 9% per year, matures March 14, 2010	12,500
Note payable convertible into common stock at a conversioin price of $0.35 upon default, bears interest at 9% per year, matures March 15, 2010	12,500
	$25,000	$1,033,000

During the year ended December 31, 2008, the Company received $773,000 of convertible promissory notes and made no repayments.

During the year ended December 31, 2009, the Company received $292,000 of convertible promissory notes from third parties.  The Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.

Promissory Notes - Related Party
	December 31,
	2009	2008
Note payable on demand, bears interest at 9% per year.		$110,000
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matures December 31, 2010	$151,312

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE E – NOTES (Continued)

Promissory Notes - Related Party (Continued)
During the year ended December 31, 2008, the Company received $195,750 from Bluewater Advisors a company owned my John Rizzo, CEO.  $85,750 was repaid.

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

NOTE F – STOCKHOLDERS EQUITY (Restated)

Preferred Stock
The Company has authorized 10,000,000 shares preferred stock available for issuance.  No shares of preferred stock have been issued as of December 31, 2009.

Stock Issued for Debt Repayment
During the year ended December 31, 2008, the Company did not issue any stock for debt repayment.

During the year ended December 31, 2009, the Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.  As of December 31, 2009 the stock had not been issued and was recorded in the equity portion of our balance sheet as common stock payable.  The stock was issued subsequent to year end (See Note L).

Stock Issued for Services
During the year ended December 31, 2008, the Company issued 200,000 shares in exchange for services valued at $100,000, based on a fair value of $0.50 per share, and accrued a payable of $7,013 in stock for services performed in 2009, based on a fair value of $0.50 per share.  The stock was issued subsequent to year end (See Note L).

During the year ended December 31, 2009, the Company agreed to issue 150,000 shares of restricted common stock in exchange for professional services rendered in 2009 and valued at $75,000.  As of December 31, 2009 the stock had not been issued and was recorded in the equity portion of our balance sheet as common stock payable.  The stock was issued subsequent to year end (See Note L).

Stock Options (See footnote I)
During the year ended December 31, 2008, the Company granted 2 million Common Stock options with an exercise price of $0.50 and cancelled 1 million due to termination.

During the year ended December 31, 2009, the Company cancelled 1 million options due to termination.

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

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

During the year ended December 31, 2008, the Company issued 1,050,000 warrants to outside individuals.  The warrants issued on March 25, 2008 were fully vested on the date of grant.  No compensation expense was recognized for these warrants as their fair value is immaterial to these financial statements.  The 250,000 warrant grant had a three month vesting period and fair value was calculated using the Black-Scholes Option Pricing Model with the following inputs: volatility of 214.65% based on the Dow Jones Internet Composite Index, risk free interest rate of 3.99%, spot price of $0.10, and exercise price of $0.01 resulting in $22,500 of expense during the year ended December 31, 2008.

During the year ended December 31, 2009, the Company canceled 250,000 warrants issued to Marc Falcone as a result of the settlement agreement dated February 16, 2010 (See Note L, Subsequent Events).  No warrants were issued or exercised in 2009.

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan. The purpose of this Plan is to attract and retain directors, officers and other employees of iTrackr and to provide to such persons incentives and rewards for performance.

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

Stock Options
During the year ended December 31, 2008, the Company granted 2 million Common Stock options with an exercise price of $0.50.  Of these grants, 1 million were cancelled due to termination of the people to whom they were granted and their failure to exercise according to the terms of the option grant.  Expense related to these grants was based on their fair value as calculated using the Black-Scholes Option Pricing Model with the following inputs: volatility of 214.65% based on the Dow Jones Internet Composite Index, risk free interest rate of 3.49%, spot price of $0.50, and exercise price of $0.50.

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

Stock Options (Continued)
During the year ended December 31, 2009 1 million options were cancelled due termination of the people to whom they were granted and their failure to exercise according to the terms of the option grant.

The following table summarizes the Company's stock option activity for the year ended December 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	6,255,000	$0.23	5,255,000	$0.128
Granted	-	-	2,000,000	0.500
Forfeited	(1,000,000)	0.50	(1,000,000)	0.500
Exercised	-	-	-	-
Outstanding at end of quarter	5,255,000	$0.18	6,255,000	$0.229

Options exerciseable at December 31, 2009	5,255,000		4,586,250

The following table summarizes information about the Company's stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At December 31,	Contractural	Exercise	Number	Exercise
Prices	2009	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.08
0.25	1,000,000	-	0.25	1,000,000	0.05
0.10	2,375,000	-	0.10	2,375,000	0.05
0.05	880,000	-	0.05	880,000	0.01
Total	5,255,000	-	$0.18	5,255,000	$0.18

The following table summarizes information about the Company's stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At December 31,	Contractural	Exercise	Number	Exercise
Prices	2008	Life (years)	Price	Outstanding	Price

$0.50	1,000,000	0.17	$0.50	187,500	$0.02
0.40	1,000,000	-	0.40	500,000	0.04
0.25	1,000,000	0.07	0.25	1,000,000	0.05
0.10	2,375,000	0.03	0.10	2,187,500	0.05
0.05	880,000	0.05	0.05	711,250	0.01
Total	6,255,000	0.31	$0.23	4,586,250	$0.17

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

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

NOTE J – LEGAL PROCEEDINGS

As of December 31, 2009, the Company was party to a lawsuit brought by Marc Falcone.  In this action, Mr. Falcone asserted numerous claims against certain defendants arising out of his former service to iTrackr, Inc. as a contracted consultant.  The Company asserted numerous defenses and affirmative defenses, including, but not limited to, the fact that Falcone failed to fulfill his obligations under the agreement.  On February 16, 2010, the Company and Mr. Falcone executed a settlement agreement without either side admitting fault.  The terms of the settlement agreement call for the payment of $25,000 and the issuance of 360,000 shares of common stock in exchange for a full release of all claims.  The Company has accrued $25,000 as of December 31, 2009 and canceled the 250,000 warrants with exercise price of $.01 as a result of this liability.

NOTE K - INCOME TAXES

For the year ended December 31, 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $2,249,354 and $1,535,924, respectively of accumulated federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$2,249,354	$1,535,924
Total deferred tax assets	2,249,354	1,535,924

Net deferred tax assets before valuation allowance	2,249,354	1,535,924
Less: Valuation allowance	(2,249,354)	(1,535,924)
Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred a loss since its inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009.

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE K – INCOME TAXES (Continued)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended December 31,
	2009	2008

Federal and statutory rate	15%	15%
Change in valuation allowance on deferred tax assets	$713,430	$1,093,926

NOTE L – SUBSEQUENT EVENTS

On December 10, 2009, Must Haves, Inc., iTrackr Acquisition, Inc. and iTrackr, Inc. entered into an Agreement and Plan of Merger which closed January 12, 2010.  iTrackr, Inc. was merged with and into iTrackr Acquisition, Inc. which is the surviving corporation and became a wholly-owned subsidiary of Must Haves, Inc. which changed its name to iTrackr Systems, Inc.  In accordance with the merger agreement, iTrackr’s stockholder’s received restricted common stock at the rate of 1:1 share for each of their 17,875,695 shares issued and outstanding in exchange for 100 percent of the outstanding capital stock of iTrackr.  In total 19,169,333 shares are outstanding following the closing of the merger.

The Merger is being accounted for as a “reverse merger”.  iTrackr is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and retained deficit of iTrackr prior to the Merger will be reflected in the financial statements.

In January and February 2010, in conjunction with three promissory notes totaling $25,000 that were issued on December 14th and 15th , and $17,000 loaned to the Company in January 2010, the Company issued 105,333 warrants to purchase an equal amount of shares of common stock.  The warrants have an exercise price of $0.75 and expire five years from the date of issue.  Using the Black-Scholes Option Pricing Model and the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and exercise price; $0.75, the Company recorded $15,642 of compensation expense to record the fair value of these warrants.

On February 16, 2010, the Company, without admitting fault, entered into a settlement agreement to settle a dispute with Marc Falcone over unpaid salary and stock (See Note J, Legal Proceedings).  The amount has been recorded in the accompanying financial statements in accounts payable and accrued expenses (See Note D).

During February and March 2010, the Company issued three warrants for the purchase of 2,166,666 shares of common stock as follows: 1) One warrant was issued on February 5, 2010 for the purchase of 1,000,000 shares of common stock at an exercise price of $0.40 and expiration date of December 31, 2015, 2) One warrant was issued on March 1, 2010 for the purchase of 1,000,000 shares of common stock at an exercise price of $0.10 and expiration date of October 31, 2011, and 3) One warrant was issued on March 15, 2010 for the purchase of 166,666 shares of common stock at an exercise price of $0.30 and expiration date of March 15, 2011.  In exchange for the 1,000,000 share Warrant issued on February 5, 2010, the Company was paid $50,000.  Using the Black-Scholes Option Pricing Model and the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and the exercise price attributable to that warrant, the Company recorded $254,817 of compensation expense to record the fair value of these warrants.

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE L – SUBSEQUENT EVENTS (Continued)

On April 28, 2010, the Company issued 4,051,948 shares of common stock that was recorded to common stock payable in the amount of $1,501,980 as of March 31, 2010.

NOTE M – RESTATEMENT

The 2009 and 2008 financial statements have been restated as a result of the re audit of our financial statements by Bedinger and Company.  Our 2009 and 2008 financial statements were required to be re audited as a result of the revocation of the registration of the former auditor by the Public Company Accounting Oversight Board (“PCAOB”) because of deficiencies in the conduct of certain of its audits and procedures.  Accordingly, we have updated the Form 10-K as of and for the year ended December 31, 2009 to reflect the following:

1.	To re report the financial statements of iTrackr, Inc. for the years ended December 31, 2009 and 2008 after being audited by Bedinger and Company and including their audit opinion.

2.	To restate our financial statements for the year ended December 31, 2009 and 2008 as a result of the following adjustments and reclassifications:
a.	An additional $67,500 of stock compensation expense related to 150,000 shares of common stock issued for services in December 2009 and recorded to common stock payable.
b.	To reclassify in the Statement of Cash Flows for the year ended December 31, 2008 the amounts received and paid to related parties under Financing Activities.

iTrackr, Inc.
(A Development Stage Company)
Balance Sheet (Restated)

	December 31, 2009
	(Originally
	Reported)	(Restated)	(Difference)
Total Assets	$108,364	$108,364	$-

Total Liabilities	701,191	701,191	-

Stockholder's (Deficit)

Common stock, par value $.001, 110,000,000 shares authorized; issued and outstanding 13,990,413 at December 31, 2009 and 2008.	13,991	13,991	-
Common stock payable	1,451,979	1,519,479	67,500
Additional paid-in capital	966,157	966,157	-
Deficit accumulated during the development stage	(3,024,954)	(3,092,454)	(67,500)
Total Stockholder's (Deficit)	(592,827)	(592,827)	-
Total Liabilities and Stockholder's (Deficit)	$108,364	$108,364	$-

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE M – RESTATEMENT (Continued)

iTrackr, Inc.
(A Development Stage Company)
Statements of Operation
For the Years Ended December 31, 2009 and the Period May 10, 2006 (Inception) to December 31, 2009

	Year Ended December 31, 2009			May 10, 2006 to December 31, 2009
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
Revenue	$7,493	$7,493	$-	$29,330	$29,330	$-

Operating expenses	610,973	678,473	67,500	3,148,800	3,216,300	67,500

Loss from operations	(603,480)	(670,980)	(67,500)	(3,119,470)	(3,186,970)	(67,500)

Total other income and (expense)	(253,462)	(253,462)	-	94,516	94,516	-

NET LOSS	$(856,942)	$(924,442)	$(67,500)	$(3,024,954)	$(3,092,454)	$(67,500)

Net loss per common share basic and diluted	$(0.059)	$(0.063)	$(0.005)
Weighted average common shares outstanding basic and diluted	14,632,513	14,632,513

iTrackr, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity (Restated)
For the Year Ended December 31, 2009

	(Originally
	Reported)	(Restated)	(Difference)
Common Stock:
Shares to be issued for conversion of debt:
Shares	-	-	-
Amount	$-	$-	$-
Payable	1,437,466	1,437,466	-
Additional Paid in Capital	-	-	-
Shares issued for services:
Shares	-	-	-
Amount	-	-	-
Payable	7,500	75,000	67,500
Additional Paid in Capital	-	-	-
Stock option expense	24,169	24,169	-
Net (Loss)	(856,942)	(924,442)	(67,500)
Prior period:
Common stock amount	13,991	13,991	-
Common stock payable	7,013	7,013	-
Additional paid in capital	941,988	941,988	-
Accumulated deficit	(2,168,012)	(2,168,012)	-
Total shareholder's (Deficit)	$(592,827)	$(592,827)	$-

iTrackr, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 (RESTATED) and 2008

NOTE M – RESTATEMENT (Continued)

iTrackr, Inc.
(A Development Stage Company)
Statements of Cash Flows (Restated)
For the Years Ended December 31, 2009 and 2008 and the Period May 10, 2006 (Inception) to December 31, 2009

	Year Ended December 31, 2009			Year Ended December 31, 2008			May 10, 2006 to December 31, 2009
	(Originally			(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(856,942)	$(924,442)	$(67,500)	$(1,328,873)	$(1,328,873)	$-	$(3,024,954)	$(3,092,454)	$(67,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	33,508	33,508	-	34,947	34,947	-	106,855	106,855	-
Asset impairment	138,000	138,000	-	-	-	-	138,000	138,000	-
Compensation expense on fair market value of options issued	24,169	24,169	-	77,423	77,423	-	178,844	178,844	-
Compensation expense on fair value of warrants issued	-	-	-	22,500	22,500	-	22,500	22,500	-
Common stock issued for services	7,500	75,000	67,500	107,013	107,013	-	402,013	469,513	67,500
Common stock issued for accrued interest	137,467	137,467	-	-	-	-	162,771	162,771	-
Changes in operating accounts:			-			-			-
Accounts receivable	(5,786)	(5,786)	-	-	-	-	(5,786)	(5,786)	-
Prepaid expenses	-	-	-	50,000	50,000	-	-	-	-
Other assets	-	-	-	(137,250)	(137,250)	-	(138,000)	(138,000)	-
Accounts payable and accrued expenses	107,705	107,705	-	379,690	379,690	-	524,879	524,879	-
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(414,379)	(414,379)	-	(794,550)	(794,550)	-	(1,632,878)	(1,632,878)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(98,854)	(98,854)	-	(5,485)	(5,485)	-	(206,211)	(206,211)	-
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(98,854)	(98,854)	-	(5,485)	(5,485)	-	(206,211)	(206,211)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes	-	-	-	(45,000)	-	45,000	(45,000)	-	45,000
Repayment of related party notes	-	-	-	(40,750)	(85,750)	(45,000)	(40,750)	(85,750)	(45,000)
Proceeds from promissory notes	292,000	292,000	-	968,750	773,000	(195,750)	1,886,750	1,691,000	(195,750)
Proceeds from related party notes	41,312	41,312	-	-	195,750	195,750	41,312	237,062	195,750
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	333,312	333,312	-	883,000	883,000	-	1,842,312	1,842,312	-

NET INCREASE (DECREASE) IN CASH	(179,921)	(179,921)	-	82,965	82,965	-	3,223	3,223	-
CASH, beginning of period	183,144	183,144	-	100,179	100,179	-	-	-	-
CASH, end of period	$3,223	$3,223	$-	$183,144	$183,144	$-	$3,223	$3,223	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-	$-	$-	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-	$-	$-	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$7,500	$75,000	$67,500	$107,013	$107,013	$-	$402,013	$469,513	$67,500
Value of Common Stock issued for accrued interest	$137,467	$137,467	$-	$-	$-	$-	$162,771	$162,771	$-
Value of Common Stock issued for debt principle	$1,300,000	$1,300,000	$-	$-	$-	$-	$1,666,000	$1,666,000	$-