Form 10-Q/A
period 2010-03-31
ITRACKR SYSTEMS INC
filed 2010-10-20
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-52810

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At October 18, 2010 the registrant had outstanding 20,319,997 shares of common stock, no par value per share.

EXPLANATORY NOTE

On January 12, 2010, the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010. This Quarterly Report on Form 10-Q/A contains information regarding the Company and iTrackr, as indicated herein.

In connection with our quarterly report on Form 10-Q for the three months ended March 31, 2010 we are filing this Amendment No. 1 to include the following information:

Restatement of Financial Statements and Related Footnotes

The March 31, 2010 financial statements have been restated as a result of the re review of our financial statements by Bedinger and Company.  Our first quarter 2010 and fiscal year 2009 and 2008 financial statements were required to be re reviewed and re audited, respectively as a result of the revocation of the registration of the former auditor by the Public Company Accounting Oversight Board (“PCAOB”) because of deficiencies in the conduct of certain of its audits and procedures.  Accordingly, we have updated this Form 10-Q/A to reflect the following:

1.	To re report the financial statements of iTrackr Systems, Inc. for the years ended December 31, 2009 after being audited by Bedinger and Company.
2.	To restate our financial statements for the three months ended March 31, 2010 and year ended December 31, 2009. Please see footnote L for a complete discussion.

 Restatement of Item 4(t).  Controls and Procedures

As a result of the review by our new auditor, Bedinger and Company and resulting restatement as described above, management has concluded that our disclosure controls and procedures and controls over financial reporting are ineffective.

ITRACKR SYSTEMS, INC.
FORM 10-Q/A
TABLE OF CONTENTS

Item 1.  Financial Statements.

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Balance Sheets (Restated)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
	(Restated)
Assets
Current Assets
Cash	$35,654	$3,223
Accounts receivable	7,264	5,786
Other current assets	1,562	-
Total Current Assets	44,480	9,009

Fixed assets (Note B)	206,211	206,211
Accumulated depreciation	(115,908)	(106,856)
Net fixed assets	90,303	99,355
Goodwill (Note C)	92,697	-
Total Assets	$227,480	$108,364

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$615,315	$524,879
Convertible promissory notes (Note E)	-	25,000
Promissory notes - related party (Note E)	152,312	151,312
Total Current Liabilities	767,627	701,191

Total Liabilities	767,627	701,191

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 15,654,051 and 13,990,413 at March 31, 2010 and December 31, 2009, respectively.	1,473,788	980,148
Common stock payable	1,611,945	1,519,479
Deficit accumulated during the development stage	(3,625,880)	(3,092,454)
Total Stockholders' Deficit	(540,147)	(592,827)
Total Liabilities and Stockholders' Deficit	$227,480	$108,364

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Operation
For the Three Months Ended March 31, 2010 (Restated) and 2009 and the Period May 10, 2006 (Inception) to March 31, 2010 (Restated)

			May 10, 2006
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
	(Restated)		(Restated)
Revenue	$10,742	$1,095	$40,072

Operating Expenses
Personnel	75,905	73,880	1,402,701
Professional fees	62,556	12,630	879,822
Stock compensation	378,459	8,443	1,049,316
Travel and entertainment	-	-	39,547
Facilities	-	-	30,238
Communications	1,899	2,131	21,001
Marketing	-	4,796	49,865
Website	6,242	4,981	132,737
Depreciation	9,051	8,949	115,907
General	6,313	6,249	35,591
Total operating expenses	540,425	122,059	3,756,725

Loss from operations	(529,683)	(120,964)	(3,716,653)

Other Income and (Expense)
Interest expense	(3,743)	(25,365)	(179,960)
Other expense	-	-	(173,000)
Other income	-	-	443,733
Total other income and (expense)	(3,743)	(25,365)	90,773

NET LOSS	$(533,426)	$(146,329)	$(3,625,880)

Net loss per common share basic and diluted	$(0.027)	$(0.010)
Weighted average common shares outstanding basic and diluted	19,428,983	14,004,438

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	1,844,133	1,050,000
Stock options	5,505,000	7,255,000
Convertible promissory notes	-	2,305,803

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statement of Stockholders' Equity
For the Three Months Ended March 31, 2010 (Restated)

					Deficit
					Accumulated
	Common Stock			Additional	during the	Total
	Number of			Paid-in	Developmental	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Equity
BALANCES December 31, 2009	13,990,413	$980,148	$1,519,479	$-	$(3,092,454)	$(592,827)

Stock to be issued for conversion of debt			42,466			42,466
Stock issued for legal settlement	360,000	108,000				108,000
Stock to be issued for cash			50,000			50,000
Fair market value of warrants issued		320,459				320,459
Shares issued in merger	1,303,638	65,181				65,181
Net loss					$(533,426)	(533,426)
BALANCES March 31, 2010	15,654,051	$1,473,788	$1,611,945	$-	$(3,625,880)	$(540,147)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Cash Flows
For the Three Months Ended March 31, 2010 (Restated) and 2009 and the Period May 10, 2006
(Inception) to March 31, 2010 (Restated)

	Three Months Ended		May 10, 2006
	March 31,		(Inception) to
	2010	2009	March 31, 2010
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(533,426)	$(146,329)	$(3,625,880)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	9,051	8,949	115,906
Asset impairment	-	-	138,000
Compensation expense on fair market value of options issued	-	8,443	178,844
Compensation expense on fair value of warrants issued	270,459	-	292,959
Stock compensation expense	108,000	-	577,513
Common stock issued for accrued interest	466	-	163,237
Changes in operating accounts:			-
Accounts receivable	(1,478)	-	(7,264)
Other current assets	-	-	-
Accounts payable and accrued expenses	61,264	22,759	586,143
Other current liabilities	-	-	-
CASH (USED) BY OPERATING ACTIVITIES	(85,664)	(106,178)	(1,580,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	95	-	95
Acquisition of furniture and equipment	-	-	(206,211)
Other investing activities	-	-	(138,000)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	95	-	(344,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	50,000	-	50,000
Issuance of common stock for cash	50,000	-	50,000
Repayment of promissory notes	-	-	-
Repayment of related party notes	-	-	(85,750)
Proceeds from promissory notes	17,000	-	1,708,000
Proceeds from related party notes	1,000	-	238,062
CASH PROVIDED BY FINANCING ACTIVITIES	118,000	-	1,960,312

NET INCREASE (DECREASE) IN CASH	32,431	(106,178)	35,654
CASH, beginning of period	3,223	183,144	-
CASH, end of period	$35,654	$76,966	$35,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$108,000	$-	$577,513
Value of Common Stock issued for accrued interest	$466	$-	$163,237
Value of Common Stock issued for debt principle	$42,000	$-	$1,708,000
Value of warrants issued	$270,459	$-	$292,959

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation
The restated, unaudited financial statements of iTrackr Systems, Inc. as of March 31, 2010 and for the three months ended March 31, 2010and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K/A. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.
Organization
iTrackr Systems, Inc. (the “Company” or “iTrackr”) was formed on May 10, 2006 to develop, market and commercialize a product and inventory search application through a social networking site designed to leverage the best of Internet and Mobile technologies. iTrackr has taken several markets, including eCommerce, social networking and mobile content, and developed a platform that drives value to consumers, retailers and advertising and marketing firms.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development. In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $ 3,625,880 and $3,092,454 at March 31, 2010 and December 31, 2009, respectively. In addition, the Company has negative working capital of $723,147 and $692,182 at March 31, 2010 and December 31, 2009, respectively.

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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

Fair Value of Financial Instruments (Continued)
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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

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

NOTE B – FIXED ASSETS

Fixed assets consisted of the following:
	March 31,	December 31,
	2010	2009
Computers and office equipment	78,974	78,974
Software	$127,237	$127,237
Total fixed assets	206,211	206,211
Accumulated depreciation	(115,908)	(106,856)
Fixed assets, net	$90,303	$99,355

During the three months ended March 31, 2010 and 2009, the Company recognized $9,051 and $8,949, respectively in depreciation expense.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2010 consisted of $491,000 due to John Rizzo, CEO for unpaid salary and health insurance, $10,000 of accrued legal settlements, $38,348 of professional services, $3,379 of accrued interest, $32,000 remaining due to ChatStat for our technology purchase and $40,588 of trade payables.

Accounts payable and accrued expenses at December 31, 2009 consisted of $425,500due to John Rizzo, CEO for unpaid salary and health insurance, $25,000 of accrued legal settlements, $15,126 of professional services, $102 of accrued interest, $40,000 remaining due to ChatStat for our technology purchase and $19,151 of trade payables.

NOTE E – NOTES

Promissory Notes – 3rd Party
During the year ended December 31, 2009, the Company received $292,000 of convertible promissory notes from third parties. The Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock (See Note F). As of December 31, 2009, the Company had outstanding $25,102 related to 3rd party notes, including $25,000 of principle and $102 of accrued interest.

During the three months ended March 31, 2010, the Company received $17,000 in exchange for two convertible notes that were also converted along with the $25,102 of notes outstanding on December 31, 2009. In total, during the three months ended March 31, 2010, the Company converted $42,466, including $42,000 of principle and $466 of accrued interest into 121,332 shares of common stock (See Note F). As of March 31, 2010, the Company has no outstanding 3rd party notes payable.

Promissory Notes - Related Party
	March 31,	December 31,
	2010	2009
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matures December 31, 2010	$152,312	$151,312

During the year ended December 31, 2009, the Company received $25,000 from Bluewater Advisors and issued a new note for $151,312 or $135,000 of principle and $16,312 of accrued interest.

During the three months ended March 31, 2010, the Company received $1,000 from Bluewater Advisors on the same terms as the note above.

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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

NOTE F – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Debt Repayment
During the year ended December 31, 2009, the Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of common stock. As of March 31, 2010 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

Stock Issued for Debt Repayment (Continued)
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

Stock Issued for Services
During the year ended December 31, 2009, the Company issued 150,000 shares in exchange for services valued at $75,000. As of December 31, 2009 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.

During the three months ended March 31, 2010, the Company finalized a legal settlement with Marc Falcone whereby in exchange for $108,000 or $0.30 per share the Company issued 360,000 shares of restricted common stock.

Stock Options (See footnote I)
During the year ended December 31, 2009, the Company canceled 1 million options due to termination.

During the three months ended March 31, 2010, no option activity occurred.

NOTE G - COMMITMENTS

The Company has no commitments as of March 31, 2010.

NOTE H – WARRANTS (Restated)

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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

NOTE H – WARRANTS (Continued)

During the year ended December 31, 2009, the Company canceled 250,000 warrants issued to Marc Falcone as a result of the settlement agreement dated February 16, 2010. No warrants were issued or exercised in 2009.

During the three Months ended March 31, 2010, the Company:

•	Iissued 2,271,999 warrants to purchase one share of common stock for each warrant issued.
•	Received $50,000 upon the sale of a warrant to an accredited investor.

All the warrants issued through June 30, 2010 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exerciseable by the holder at any time through the expiration date of the warrant. The warrants were fully vested on the date of grant. Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and the exercise price attributable to that warrant. The fair value of the warrants issued was $320,459 offset by the $50,000 warrant sale resulting in $270,459 of net stock compensation expense.

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

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN

Stock Options (Continued)
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

Following is a breakdown of the purchase price paid by iTrackr, Inc. for the merger:

January 12, 2010
Assets acquired:
Current assets	$1,657
Total assets acquired	1,657

Stock issued	65,182
Debt assumed:
Accounts payable	29,172
Total cost	94,354
GOODWILL	$92,697

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

NOTE J – MERGER (Continued)

The following unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of iTrackr, Inc. appearing elsewhere in this Current Report. The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2008 for purposes of the statement of operations. The Company evaluated the existence of intangible assets that should be recognized in business combinations, pursuant to ASC 805-20-25-4. No intangible assets were identified during the evaluation.

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
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

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

1)
Reverse merger requirement to treat Must Haves, Inc. as the puchased company requires the recognition of the issuance of 1,303,638 shares of already outstanding shares of Must Haves, Inc. as newly issued adjusted down by $189,416 which represents Must Haves historical common stock balance.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

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

NOTE L – RESTATEMENT

The March 31, 2010 financial statements have been restated as a result of the re review of our financial statements by Bedinger and Company. Our first quarter 2010 and fiscal year 2009 and 2008 financial statements were required to be re reviewed and re audited, respectively as a result of the revocation of the registration of the former auditor by the Public Company Accounting Oversight Board (“PCAOB”) because of deficiencies in the conduct of certain of its audits and procedures. Accordingly, we have updated this Form 10-Q/A to reflect the following:

3.	To re report the financial statements of iTrackr Systems, Inc. for the years ended December 31, 2009 after being audited by Bedinger and Company.
4.	To restate our financial statements for the three months ended March 31, 2010 and year ended December 31, 2009 as a result of the following adjustments:
a.	2009 adjustments:
i.	$67,500 of stock compensation expense related to 150,000 shares of common stock issued for services in December 2009 and reflected as an increase to common stock payable.
b.	2010 adjustments:
i.
ASC 480-10-30-3 states “Forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares in exchange for cash shall be measured initially at fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges”. EITF 00-19, paragraph 8 and 9 require the warrants to be measured at fair value and recorded to equity if the security is physically settled. Thus, we reclassified the $50,000 warrant liability initially recorded during the three months ended March 31, 2010 to stock compensation expense which has the effect of reducing current liabilities and reducing operating expense by $50,000.

ii.
John Rizzo’s salary of $250,000 per year or $62,500 per quarter and $1,000 monthly health insurance reimbursement, or $3,000 for a total of $65,500 of expense related to the three months ended March 31, 2010 was incorrectly booked during the quarter ended June 30, 2010 resulting in the June quarter being overstated by $65,500, but being correct as of the six months ended June 30, 2010. Thus, we have adjusted the first quarter 2010 financial statements to reflect additional expense and liability of $65,500

The net effect of the 2010 adjustments is an increase to expense and liabilities of $15,500. This footnote should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K/A.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

NOTE L – RESTATEMENT (Continued)
iTrackr, Inc.
(A Development Stage Company)
Balance Sheet

	March 31, 2010
	(Originally
	Reported)	(Restated)	(Difference)
Total Assets	$227,480	$227,480	$-

Total Liabilities	752,127	767,627	15,500

Stockholder's (Deficit)

Common stock, par value $.001, 110,000,000 shares authorized; issued and outstanding 13,990,413 at December 31, 2009 and 2008.	1,473,788	1,473,788	-
Common stock payable	1,544,445	1,611,945	67,500
Deficit accumulated during the development stage	(3,542,880)	(3,625,880)	(83,000)
Total Stockholder's (Deficit)	(524,647)	(540,147)	(15,500)
Total Liabilities and Stockholder's (Deficit)	$227,480	$227,480	$-

iTrackr Systems, Inc.
(A Development Stage Company)
Statements of Operation
For the Three Months Ended March 31, 2010 and the Period May 10, 2006 (Inception) to March 31, 2010

	Three Months Ended March 31, 2010			May 10, 2006 to March 31, 2010
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
Revenue	$10,742	$10,742	$-	$40,072	$40,072	$-

Operating expenses	524,925	540,425	15,500	3,673,725	3,756,725	83,000

Loss from operations	(514,183)	(529,683)	(15,500)	(3,633,653)	(3,716,653)	(83,000)

Total other income and (expense)	(3,743)	(3,743)	-	90,773	90,773	-

NET LOSS	$(517,926)	$(533,426)	$(15,500)	$(3,542,880)	$(3,625,880)	$(83,000)

Net loss per common share basic and diluted	$(0.027)	$(0.027)	$(0.001)
Weighted average common shares outstanding basic and diluted	19,428,983	19,428,983

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

NOTE L – RESTATEMENT (Continued)

iTrackr Systems, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity (Restated)
For the Three Months Ended March 31, 2010

	(Originally
	Reported)	(Restated)	(Difference)
Common Stock:
Shares to be issued for conversion of debt:
Shares	-	-	-
Amount	$-	$-	$-
Payable	42,466	42,466	-
Shares issued for legal settlement:
Shares	360,000	360,000	-
Amount	108,000	108,000	-
Shares to be issued for cash:
Shares	-	-	-
Amount	50,000	50,000	-
Shares issued in merger:
Shares	1,303,638	1,303,638	-
Amount	65,181	65,181	-
Fair market value of warrants issued	320,459	320,459	-
Net (Loss)	(517,926)	(533,426)	(15,500)
Prior period:
Common stock amount	980,148	980,148	-
Common stock payable	1,451,979	1,519,479	67,500
Accumulated deficit	(3,024,954)	(3,092,454)	(67,500)
Total shareholder's (Deficit)	$(524,647)	$(540,147)	$(15,500)

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009

NOTE L – RESTATEMENT (Continued)

iTrackr Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and the Period May 10, 2006 (Inception) to March 31, 2010

	Three Months Ended March 31, 2010			May 10, 2006 to March 31, 2010
	(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(517,926)	$(533,426)	$(15,500)	$(3,542,880)	$(3,625,880)	$(83,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,051	9,051	-	115,906	115,906	-
Asset impairment	-	-	-	138,000	138,000	-
Compensation expense on fair market value of options issued	-	-	-	178,844	178,844	-
Compensation expense on fair value of warrants issued	320,459	270,459	(50,000)	342,959	292,959	(50,000)
Common stock issued for services	108,000	108,000	-	510,013	577,513	67,500
Common stock issued for accrued interest	466	466	-	163,237	163,237	-
Changes in operating accounts:						-
Accounts receivable	(1,478)	(1,478)	-	(7,264)	(7,264)	-
Other current assets	-	-	-	-	-	-
Accounts payable and accrued expenses	(4,236)	61,264	65,500	520,643	586,143	65,500
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(85,664)	(85,664)	-	(1,580,542)	(1,580,542)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	95	95	-	95	95	-
Acquisition of furniture and equipment	-	-	-	(206,211)	(206,211)	-
Other investing activities	-	-	-	(138,000)	(138,000)	-
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	95	95	-	(344,116)	(344,116)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	50,000	50,000	-	50,000	50,000
Issuance of common stock for cash	50,000	50,000	-	50,000	50,000
Repayment of promissory notes	-	-	-	(45,000)	-	45,000
Repayment of related party notes	-	-	-	(40,750)	(85,750)	(45,000)
Proceeds from promissory notes	17,000	17,000	-	1,903,750	1,708,000	(195,750)
Proceeds from related party notes	1,000	1,000	-	42,312	238,062	195,750
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	118,000	118,000	-	1,960,312	1,960,312	-

NET INCREASE (DECREASE) IN CASH	32,431	32,431	-	35,654	35,654	-
CASH, beginning of period	3,223	3,223	-	-	-	-
CASH, end of period	$35,654	$35,654	$-	$35,654	$35,654	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$108,000	$108,000	$-	$510,013	$577,513	$67,500
Value of Common Stock issued for accrued interest	$466	$466	$-	$163,237	$163,237	$-
Value of Common Stock issued for debt principle	$42,000	$42,000	$-	$1,708,000	$1,708,000	$-
Value of warrants issued	$320,459	$270,459	$(50,000)	$342,959	$292,959	$(50,000)

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

Our primary sources of operating funds have been historically through the issuance of debt and equity. For the three months ended March 31, 2010, we raised $18,000 in debt, $50,000 from the sale of a warrant and $50,000 from the sale of common stock. For the year ended December 31, 2009, we raised $333,312 in debt. To finance our growth strategy, we may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At March 31, 2010, iTrackr Systems had assets of $227,480. For the fiscal quarter ended March 31, 2010, the Company had revenue of $10,742, and net losses of $533,426. iTrackr Systems has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At March 31, 2010, the Company had approximately $35,654 of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the first quarter of fiscal 2010, the Company believes that its cash on hand is insufficient to continue operations. The Company currently needs approximately $130,000 to $160,000 per quarter to maintain and expand our sales and operations. Thus, the Company will need approximately $390,000 to $480,000 to continue through December 31, 2010.

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

Results of Operations

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009.

Revenues

Net Revenue for the three months ended March 31, 2010 and 2009 was $10,742 and $1,095, respectively. The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of ChatTrackr live chat software which began in our fourth quarter of 2009.

Operating Expenses

Total operating expenses for the three months ended March 31, 2010 were $540,425, an increase of $418,366 from $122,059 for the three months ended March 31, 2009. The increase in expense is mainly due to the recognition of $378,459 in non-cash stock compensation primarily related to the grant of warrants and legal settlement with Marc Falcone.

Other Income and Expense

Other expense decreased $21,622, or 85% to $3,743 for the three months ended March 31, 2010 compared to $25,365 of expense during the same period last year. The decrease is primarily due to the reduction of interest expense as a result of converting most of our debt to common stock at the end of 2009.

Net Loss
As a result of the foregoing, our net loss was $533,426, or $0.027 per share, for the three months ended March 31, 2010 compared to a loss of $146,329, or $0.010 per share for the three months ended March 31, 2009. Excluding one-time, non-cash charges totaling $378,459 in 2010 and $8,443 in 2009 related to stock compensation, the Company’s loss increased $17,101 to $154,967 for the three months ended March 31, 2010 compared to $137,886 for the three months ended March 31, 2009.

Liquidity and Capital Resources

From inception to March 31, 2010, we have incurred an accumulated deficit of $3,625,880. This loss has been incurred through a combination of stock compensation of $1,049,316, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses. Since inception, we have financed our operations primarily through debt and equity financing. During the three months ended March 31, 2010 we had a net increase in cash of $32,431. Total cash resources as of March 31, 2010 was $35,654 compared with $3,223 at December 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures (Restated).

Evaluation of Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our Board of Directors were advised by Bedinger and Company, our independent registered public accounting firm, that during their performance of audit procedures for the year ended December 31, 2009 and 2008, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 5 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

A material weakness in the Company’s internal control over financial reporting exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Management is aware that there is a current lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters and that this constitutes a material weakness in financial reporting. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.
Changes in Internal Control over Financial Reporting

We periodically review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

Each purchaser was provided with access to our filings with the SEC, including the following:

•       Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K/A under the Exchange Act.

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
Date: October 18, 2010
	By	/s/ John Rizzo
John Rizzo, Chief Executive Officer

	By	/s/ John Rizzo
John Rizzo, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Rizzo	Chief Executive Officer, Chief Financial Officer and Director	October 18, 2010