Form 10-Q/A
period 2010-06-30
ITRACKR SYSTEMS INC
filed 2010-10-20
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-52810
\

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

In connection with our quarterly report on Form 10-Q for the three months ended June 30,2010 we are filing this Amendment No. 1 to include the following information:

Restatement of Financial Statements and Related Footnotes

The June 30, 2010 financial statements have been restated as a result of the re review of our financial statements by Bedinger and Company.  Our second quarter 2010 and fiscal year 2009 and 2008 financial statements were required to be re reviewed and re audited, respectively as a result of the revocation of the registration of the former auditor by the Public Company Accounting Oversight Board (“PCAOB”) because of deficiencies in the conduct of certain of its audits and procedures.  Accordingly, we have updated this Form 10-Q/A to reflect the following:

1.	To re report the financial statements of iTrackr Systems, Inc. for the years ended December 31, 2009 after being audited by Bedinger and Company.
2.	To restate our financial statements for the three and six months ended June 30, 2010 and year ended December 31, 2009. Please see footnote L for a complete discussion.

Restatement of Item 4(t).  Controls and Procedures

As a result of the review by our new auditor, Bedinger and Company and resulting restatement as described above, management has concluded that our disclosure controls and procedures and controls over financial reporting are ineffective.

ITRACKR SYSTEMS, INC.
FORM 10-Q/A
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (Restated) (Unaudited) and December 31, 2009 (Restated)	1

	Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2010 (Restated) and 2009 and the Period May 10, 2006 (Date of Inception) to June 30, 2010	2

	Consolidated Statement of Stockholders' Equity (Unaudited) For the Six Months Ended June 30, 2010 (Restated)	3

	Consolidated Statements of Cash Flows (Unaudited) For the Three and Six Months Ended June 30, 2010 (Restated) and 2009 and the Period May 10, 2006 (Date of Inception) to June 30, 2010	4

	Notes to Consolidated Financial Statements (Unaudited)	5-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Item 4(T).	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Item 1.  Financial Statements.

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Balance Sheets (Restated)

	June 30,	December 31,
	2010	2009
	(Unaudited) (Restated)	(Restated)
Assets
Current Assets
Cash	$18,167	$3,223
Accounts receivable	5,025	5,786
Other current assets	15,000	-
Total Current Assets	38,192	9,009

Fixed assets (Note B)	206,211	206,211
Accumulated depreciation	(124,780)	(106,856)
Net fixed assets	81,431	99,355
Goodwill (Note C)	92,697	-
Total Assets	$212,320	$108,364

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$637,477	$524,879
Convertible promissory notes (Note E)	-	25,000
Promissory notes - related party (Note E)	152,312	151,312
Total Current Liabilities	789,789	701,191

Total Liabilities	789,789	701,191

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,031,999 and 13,990,413 at June 30, 2010 and December 31, 2009, respectively.	3,142,768	980,148
Common stock payable	92,466	1,451,979
Deficit accumulated during the development stage	(3,812,703)	(3,024,954)
Total Stockholders' Deficit	(577,469)	(592,827)
Total Liabilities and Stockholders' Deficit	$212,320	$108,364

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Operation (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009 and the Period May 10, 2006 (Inception) to June 30, 2010

	Three Months Ended		Six Months Ended		May 10, 2006
	June 30, (Unaudited)		June 30, (Unaudited)		(Inception) to
	2010	2009	2010	2009	June 30, 2010
	(Restated)				(Restated)
Revenue	$7,833	$265	$18,575	$1,360	$47,905

Operating Expenses
Personnel	75,887	126,983	151,792	200,863	1,478,588
Professional fees	38,358	8,505	100,914	21,135	918,180
Stock compensation	52,500	13,223	430,959	21,666	1,101,816
Travel and entertainment	200	-	200	-	39,747
Facilities	-	-	-	-	30,238
Communications	1,835	945	3,734	3,076	22,836
Marketing	-	-	-	4,796	49,865
Website	11,396	5,086	17,638	10,067	144,133
Depreciation	8,872	8,896	17,923	17,845	124,779
General	2,190	8,094	8,503	14,343	37,781
Total operating expenses	191,238	171,732	731,663	293,791	3,947,963

Loss from operations	(183,405)	(171,467)	(713,088)	(292,431)	(3,900,058)

Other Income and (Expense)
Interest expense	(3,418)	(25,647)	(7,161)	(51,012)	(183,378)
Other expense	-	-	-	-	(173,000)
Other income	-	-	-	-	443,733
Total other income and (expense)	(3,418)	(25,647)	(7,161)	(51,012)	87,355
NET LOSS	$(186,823)	$(197,114)	$(720,249)	$(343,443)	$(3,812,703)

Net loss per common share basic and diluted	$(0.009)	$(0.014)	$(0.037)	$(0.025)
Weighted average common shares outstanding basic and diluted	19,933,928	14,004,438	19,680,568	14,004,438

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
(A Development Stage Company)(formerly Must Haves, Inc.)
Statement of Stockholders' Equity (Deficit) (Restated)
For the Six Months Ended June 30, 2010 (Restated) (Unaudited)

				Deficit
				Accumulated
	Common Stock			during the	Total
	Number of			Developmental	Stockholders'
	Shares	Amount	Payable	Stage	(Deficit)
BALANCES December 31, 2009 (Restated)	13,990,413	$980,148	$1,519,479	$(3,092,454)	$(592,827)

Stock issued for conversion of debt	3,721,257	1,444,480	(1,402,013)		42,467
Stock issued for legal settlement	360,000	108,000			108,000
Stock issued for cash	166,666	50,000	50,000		100,000
Stock issued for services	389,025	142,500	(75,000)		67,500
Stock issued for accounts payable	101,000	32,000			32,000
Fair market value of warrants issued		320,459			320,459
Shares issued in merger	1,303,638	65,181			65,181
Net loss				$(720,249)	(720,249)
BALANCES June 30, 2010 (Restated)	20,031,999	$3,142,768	$92,466	$(3,812,703)	$(577,469)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended June 30, 2010  (Restated) and 2009 and the Period May 10, 2006 (Inception) to June 30, 2010 (Restated)

	Three Months Ended		Six Months Ended		May 10, 2006
	June 30, (Unaudited)		June 30, (Unaudited)		(Inception) to
	2010	2009	2010	2009	June 30, 2010
	(Restated)		(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,823)	$(197,114)	$(720,249)	$(343,443)	$(3,812,703)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	8,872	8,896	17,923	17,845	124,778
Asset impairment	-	-	-	-	138,000
Compensation expense on fair market value of options issued	-	13,223	-	21,666	178,844
Compensation expense on fair value of warrants issued	-	-	270,459	-	292,959
Stock compensation expense	52,500	-	160,500	-	630,013
Common stock issued for accrued interest	-	-	466	-	163,237
Common stock issued for accounts payable	32,000	-	32,000	-	32,000
Changes in operating accounts:
Accounts receivable	2,239	-	761	-	(5,025)
Other current assets	1,562	-	1,562	-	1,562
Accounts payable and accrued expenses	22,163	27,243	83,427	50,002	608,306
CASH (USED) BY OPERATING ACTIVITIES	(67,487)	(147,752)	(153,151)	(253,930)	(1,648,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	-	-	95	-	95
Acquisition of furniture and equipment	-	-	-	-	(206,211)
Other investing activities	-	-	-	-	(138,000)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-	95	-	(344,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	-	50,000	-	50,000
Issuance of common stock for cash	50,000	-	100,000	-	100,000
Repayment of related party notes	-	-	-	-	(85,750)
Proceeds from promissory notes	-	75,000	17,000	75,000	1,708,000
Proceeds from related party notes	-	-	1,000	-	238,062
CASH PROVIDED BY FINANCING ACTIVITIES	50,000	75,000	168,000	75,000	2,010,312

NET INCREASE (DECREASE) IN CASH	(17,487)	(72,752)	14,944	(178,930)	18,167
CASH, beginning of period	35,654	76,966	3,223	183,144	-
CASH, end of period	$18,167	$4,214	$18,167	$4,214	$18,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$52,500	$-	$160,500	$-	$630,013
Value of Common Stock issued for accrued interest	$-	$-	$466	$-	$163,237
Value of Common Stock issued for debt principle	$-	$-	$42,000	$-	$1,708,000
Value of Common Stock issued for accounts payable	$32,000	$-	$32,000	$-	$32,000

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $ 3,812,703 and $3,092,454 at June 30, 2010 and December 31, 2009, respectively.  In addition, the Company has negative working capital of $751,597 and $723,147 at June 30, 2010 and December 31, 2009, respectively.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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

Accounts payable and accrued expenses at December 31, 2009 consisted of $425,500 due to John Rizzo, CEO for unpaid salary and health insurance, $25,000 of accrued legal settlements, $15,126 of professional services, $102 of accrued interest, $40,000 remaining due to ChatStat for our technology purchase and $19,151 of trade payables.

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

Promissory Notes - Related Party

	June 30,	December 31,
	2010	2009
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matures December 31, 2010	$152,312	$151,312

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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

During the six months ended June 30, 2010, the Company finalized a legal settlement with Marc Falcone whereby in exchange for $108,000 or $0.30 per share the Company issued 360,000 shares of restricted common stock.

During the six months ended June 30, 2010, the Company issued 225,000 shares of restricted common stock for services.  100,000 shares valued at $30,000 or $0.30 per share and 125,000 shares valued at $37,500, or $0.30 per share were issued to two consultants, respectively.  The 125,000 share issuance was for services performed during the quarter and have been fully expensed.  The 100,000 shares were issued for services to be provided through the end of 2010 and are being recognized to expense ratably.

Stock issued for Accounts Payable
During the six months ended June 30, 2010, the Company issued 101,000 shares of restricted common stock at $0.32 per share to settle $32,000 of accounts payable.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

NOTE H – WARRANTS

At June 30, 2010, the Company had 2,905,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
3/25/2008	400,000	$0.10	12/31/10
3/25/2008	400,000	$0.10	12/31/10
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
2/5/2010	1,000,000	$0.40	12/31/15
3/1/2010	1,000,000	$0.10	10/31/11
Total	2,905,333

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

All the warrants issued in through June 30, 2010 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies have a fixed exercise price and are exerciseable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and the exercise price attributable to that warrant.  The fair value of the warrants issued was $320,459 offset by the $50,000 warrant sale resulting in $270,459 of net stock compensation expense.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

NOTE J – MERGER (Continued)

The condensed pro forma balance sheet as of December 31, 2009 is as follows:

iTrackr Systems, Inc. Unaudited Pro Forma Balance Sheet As of December 31, 2009
	iTrackr, Inc. Actual	Must Haves, Inc. Actual		Merger Adjustments	Pro Forma
ASSETS
CURRENT ASSETS
Cash	$3,223	$95		$-	$3,318
Accounts receivable, net	5,786	1,562		-	7,348
TOTAL CURRENT ASSETS	9,009	1,657		-	10,666

Fixed assets
Cost	206,211	-		-	206,211
Accumulated Depreciation	(106,856)	-		-	(106,856)
Net	99,355	-		-	99,355

Goodwill				92,697	92,697
TOTAL ASSETS	$108,364	$1,657		$92,697	$202,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$524,777	$29,172		$-	$553,949
Accrued interest payable	102	-		-	102
Convertible promissory notes	25,000	-		-	25,000
Shareholder loans	151,312	-		-	151,312
TOTAL CURRENT LIABILITIES	701,191	29,172		-	730,363

COMMITMENT	-	-		-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock payable	1,451,979	-		-	1,451,979
Common stock	980,148	189,416	1)	(124,234)	1,045,330
Accumulated earnings (deficit)	(3,024,954)	(216,931)		216,931	(3,024,954)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(592,827)	(27,515)		92,697	(527,645)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$108,364	$1,657		$92,697	$202,718

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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

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

On August 11, 2010, the Company issued a promissory note to a third party in the amount of $25,000.  No payments are required until maturity on July 31, 2011.  The note accrues interest rate of 9% per annum and upon default is convertible into shares of common stock at $0.25 per share.

NOTE L – RESTATEMENT

The June 30, 2010 financial statements have been restated as a result of the re review of our financial statements by Bedinger and Company.  Our second quarter 2010 and fiscal year 2009 and 2008 financial statements were required to be re reviewed and re audited, respectively as a result of the revocation of the registration of the former auditor by the Public Company Accounting Oversight Board (“PCAOB”) because of deficiencies in the conduct of certain of its audits and procedures.  Accordingly, we have updated this Form 10-Q/A to reflect the following:

1.	To re report the financial statements of iTrackr Systems, Inc. for the years ended December 31, 2009 after being audited by Bedinger and Company.
2.	To restate our financial statements for the three and six months ended June 30, 2010 and year ended December 31, 2009 as a result of the following adjustments:
a.	2009 adjustments:
i.  $67,500 of stock compensation expense related to 150,000 shares of common stock issued for services in December 2009 and reflected as an increase to common stock payable.
b.	2010 adjustments:
i.  ASC 480-10-30-3 states “Forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares in exchange for cash shall be measured initially at fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges”.  EITF 00-19, paragraph 8 and 9 require the warrants to be measured at fair value and recorded to equity if the security is physically settled.  Our first quarter 2010 restated financial statements were restated to bring the $50,000 reduction of the warrant liability into our first quarter thus removing this adjustment from our second quarter financials where the adjustment was originally performed.  The second quarter financials are affected by a $50,000 increase in operating expense.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

NOTE L – RESTATEMENT (Continued)

ii.
John Rizzo’s salary of $250,000 per year or $62,500 per quarter and $1,000 monthly health insurance reimbursement, or $3,000 for a total of $65,500 of expense related to the three months ended March 31, 2010 was incorrectly booked during the quarter ended June 30, 2010 resulting in the June quarter being overstated by $65,500, but being correct as of the six months ended June 30, 2010.  Thus, we have adjusted the first quarter 2010 financial statements to reflect additional expense and liability of $65,500.  This affects our second quarter financial statements by reducing operating expenses by $65,500.

The net effect of the 2010 adjustments is an increase to expense and liabilities of $15,500.  This footnote should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K/A.

iTrackr, Inc. (A Development Stage Company) Balance Sheet
	June 30, 2010
	(Originally
	Reported)	(Restated)	(Difference)
Total Assets	$212,320	$212,320	$-

Total Liabilities	789,789	789,789	-

Stockholder's (Deficit)
Common stock, par value $.001, 110,000,000 shares authorized; issued and outstanding 13,990,413 at December 31, 2009 and 2008.	3,075,268	3,142,768	67,500
Common stock payable	92,466	92,466	-
Deficit accumulated during the development stage	(3,745,203)	(3,812,703)	(67,500)
Total Stockholder's (Deficit)	(577,469)	(577,469)	-
Total Liabilities and Stockholder's (Deficit)	$212,320	$212,320	$-

iTrackr Systems, Inc. (A Development Stage Company) Statements of Operation For the Three and Six Months Ended June 30, 2010 and the Period May 10, 2006 (Inception) to June 30, 2010
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010			May 10, 2006 to June 30, 2010
	(Originally			(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
Revenue	$7,833	$7,833	$-	$18,575	$18,575	$-	$47,905	$47,905	$-

Operating expenses	206,738	191,238	(15,500)	731,663	731,663	-	3,880,463	3,947,963	67,500

Loss from operations	(198,905)	(183,405)	15,500	(713,088)	(713,088)	-	(3,832,558)	(3,900,058)	(67,500)

Total other income and (expense)	(3,418)	(3,418)	-	(7,161)	(7,161)	-	87,355	87,355	-

NET LOSS	$(202,323)	$(186,823)	$15,500	$(720,249)	$(720,249)	$-	$(3,745,203)	$(3,812,703)	$(67,500)

Net loss per common share basic and diluted	$(0.010)	$(0.009)	$0.001	$(0.037)	$(0.037)	$-
Weighted average common shares outstanding basic and diluted	19,933,928	19,933,928		19,680,568	19,680,568

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

NOTE L – RESTATEMENT (Continued)

iTrackr Systems, Inc. (A Development Stage Company) Statement of Stockholder's Equity (Restated) For the Six Months Ended June 30, 2010
	(Originally
	Reported)	(Restated)	(Difference)
Common Stock:
Shares issued for conversion of debt:
Shares	3,721,257	3,721,257	-
Amount	$1,444,480	$1,444,480	$-
Payable	(1,402,013)	(1,402,013)	-
Shares issued for legal settlement:
Shares	360,000	360,000	-
Amount	108,000	108,000	-
Shares issued for cash:
Shares	166,666	166,666	-
Amount	50,000	50,000	-
Payable	50,000	50,000	-
Shares issued for services:
Shares	389,025	389,025	-
Amount	75,000	142,500	67,500
Payable	(7,500)	(75,000)	(67,500)
Shares issued for accounts payable:
Shares	101,000	101,000	-
Amount	32,000	32,000	-
Shares issued in merger:
Shares	1,303,638	1,303,638	-
Amount	65,181	65,181	-
Fair market value of warrants issued	320,459	320,459	-
Net (Loss)	(720,249)	(720,249)	-
Prior period:
Common stock amount	980,148	980,148	-
Common stock payable	1,451,979	1,519,479	67,500
Accumulated deficit	(3,024,954)	(3,092,454)	(67,500)
Total shareholder's (Deficit)	$(577,469)	$(577,469)	$-

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 (RESTATED) AND 2009

NOTE L – RESTATEMENT (Continued)

iTrackr Systems, Inc. (A Development Stage Company) Statements of Cash Flows For the Three and Six Months Ended June 30, 2010 and the Period May 10, 2006 (Inception) to June 30, 2010
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010			May 10, 2006 to June 30, 2010
	(Originally			(Originally			(Originally
	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)	Reported)	(Restated)	(Difference)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(202,323)	$(186,823)	$15,500	$(720,249)	$(720,249)	$-	$(3,745,203)	$(3,812,703)	$(67,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	8,872	8,872	-	17,923	17,923	-	124,778	124,778	-
Asset impairment	-	-	-	-	-	-	138,000	138,000	-
Compensation expense on fair market value of options issued	-	-	-	-	-	-	178,844	178,844	-
Compensation expense on fair value of warrants issued	-	-	-	320,459	270,459	(50,000)	342,959	292,959	(50,000)
Stock compensation expense	2,500	52,500	50,000	110,500	160,500	50,000	512,513	630,013	117,500
Common stock issued for accrued interest	-	-	-	466	466	-	163,237	163,237	-
Common stock issued for accounts payable	32,000	32,000	-	32,000	32,000		32,000	32,000	-
Changes in operating accounts:								-
Accounts receivable	2,239	2,239	-	761	761	-	(5,025)	(5,025)	-
Other current assets	1,562	1,562	-	1,562	1,562	-	1,562	1,562	-
Accounts payable and accrued expenses	87,663	22,163	(65,500)	83,427	83,427	-	608,306	608,306	-
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(67,487)	(67,487)	-	(153,151)	(153,151)	-	(1,648,029)	(1,648,029)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	-	-	-	95	95	-	95	95	-
Acquisition of furniture and equipment	-	-	-	-	-	-	(206,211)	(206,211)	-
Other investing activities	-	-	-	-	-	-	(138,000)	(138,000)	-
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-	-	95	95	-	(344,116)	(344,116)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	-	-	50,000	50,000		50,000	50,000	-
Issuance of common stock for cash	50,000	50,000	-	100,000	100,000		100,000	100,000	-
Repayment of promissory notes	-	-	-	-	-	-	(45,000)	-	45,000
Repayment of related party notes	-	-	-	-	-	-	(40,750)	(85,750)	(45,000)
Proceeds from promissory notes	-	-	-	17,000	17,000	-	1,903,750	1,708,000	(195,750)
Proceeds from related party notes	-	-	-	1,000	1,000	-	42,312	238,062	195,750
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	50,000	50,000	-	168,000	168,000	-	2,010,312	2,010,312	-

NET INCREASE (DECREASE) IN CASH	(17,487)	(17,487)	-	14,944	14,944	-	18,167	18,167	-
CASH, beginning of period	35,654	35,654	-	3,223	3,223	-	-	-	-
CASH, end of period	$18,167	$18,167	$-	$18,167	$18,167	$-	$18,167	$18,167	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$2,500	$52,500	$50,000	$110,500	$160,500	$50,000
Value of Common Stock issued for accrued interest	$-	$-	$-	$466	$466	$-
Value of Common Stock issued for debt principle	$-	$-	$-	$42,000	$42,000	$-
Value of Common Stock issued for accounts payable	$32,000	$32,000	$-	$32,000	$32,000	$-
Value of warrants issued	$-	$-	$-	$292,959	$292,959	$-

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

Operating Expenses

Total operating expenses for the three months ended June 30, 2010 were $191,238, an increase of $19,506 from $171,732 for the three months ended June 30, 2009.  Total operating expenses for the six months ended June 30, 2010 were $731,663, an increase of $437,872 from $293,791 for the six months ended June 30, 2009.  The six month increase in expense is mainly due to a year-over-year $409,293 increase in the recognition of non-cash stock compensation primarily related to the issuance of stock for services, grant of warrants and legal settlement with Marc Falcone, and a $79,779 increase in professional fees offset by a $49,071 decrease in personnel expenses.  Excluding stock compensation expense of $430,959 through the six months ended June 30, 2010 and $21,666 through the six months ended June 30, 2009, operating expenses were $300,704 for the six months ended June 30, 2010 compared to $272,125 for the six months ended June 30, 2009, or $28,579 higher in the current year compared to 2009.

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

Net Loss

As a result of the foregoing, our net loss was $186,823, or $0.009 per share, for the three months ended June 30, 2010 compared to a loss of $197,114, or $0.014 per share for the three months ended June 30, 2009.  Our net loss was $720,249, or $0.037 per share, for the six months ended June 30, 2010 compared to a loss of $343,443, or $0.025 per share for the six months ended June 30, 2009.  Excluding one-time, non-cash charges totaling $430,959 in 2010 and $21,666 in 2009 related to stock compensation, the Company’s loss decreased $32,487, or 10% to $289,290 for the six months ended June 30, 2010 compared to $321,777 for the six months ended June 30, 2009.

Liquidity and Capital Resources

From inception to June 30, 2010, we have incurred an accumulated deficit of $3,812,703.  This loss has been incurred through a combination of stock compensation of $1,101,816, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the six months ended June 30, 2010 we had a net increase in cash of $14,944.  Total cash resources as of June 30, 2010 was $18,167 compared with $3,223 at December 31, 2009.

Our accounts payable and accrued expense balance as of June 30, 2010 was approximately $637,477 and includes $556,500 due to our CEO for unpaid salary and expenses and $80,977 of accounts payable and accrued liabilities.

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

The Company receives approximately $6,000 to $17,000 per quarter in sales revenue.  However, due to our limited operating history, we cannot estimate the level of future sales.  Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.  As a result our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions.  In the short term, if this registration statement is declared effective, we hope to receive commitments from certain warrant holders that they intend to exercise their warrants.  The cash to be realized upon exercise of these warrants is expected to be approximately $550,000.   If no outside funding is achieved, it is not the intention of the Company to cease operations.  Mr. Rizzo, our CEO will continue to provide personal funds as needed and the Company will operate at a reduced level as has been the case whereby approximately $15,000 to $25,000 per month sustains the Company’s cash flow needs.

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

Date: October 18, 2010	ITRACKR SYSTEMS, INC.

	By	/s/ John Rizzo
John Rizzo, Chief Executive Officer

	By	/s/ John Rizzo
John Rizzo, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Rizzo	Chief Executive Officer, Chief Financial Officer and Director	October 18, 2010