Form 10-Q
period 2010-09-30
ITRACKR SYSTEMS INC
filed 2010-10-20
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-52810

ITRACKR SYSTEMS, INC.
(A Development Stage Company)(formerly Must Haves, Inc.)
(Exact name of registrant as specified in its charter)

Florida	05-0597678
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

20423 State Road 7 Suite F6490	33498
Boca Raton, FL	(Zip Code)
(Address of principal executive
offices)

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

EXPLANATORY NOTE

On January 12, 2010, the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010. This Quarterly Report on Form 10-Q contains information regarding the Company and iTrackr, Inc., as indicated herein.

ITRACKR SYSTEMS, INC.
FORM 10-Q

Item 1.  Financial Statements.

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Balance Sheets
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
Assets
Current Assets
Cash	$8,197	$3,223
Accounts receivable	14,178	5,786
Other current assets	7,500	-
Total Current Assets	29,875	9,009

Fixed assets (Note B)	206,211	206,211
Accumulated depreciation	(133,588)	(106,856)
Net fixed assets	72,623	99,355
Goodwill (Note C)	92,697	-
Total Assets	$195,195	$108,364

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$710,867	$524,879
Convertible promissory notes (Note E)	25,000	25,000
Promissory notes - related party (Note E)	182,312	151,312
Total Current Liabilities	918,179	701,191

Total Liabilities	918,179	701,191

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,319,997 and 13,990,413 at September 30, 2010 and December 31, 2009, respectively.	3,235,234	980,148
Common stock payable	37,500	1,451,979
Deficit accumulated during the development stage	(3,995,718)	(3,024,954)
Total stockholders' deficit	(722,984)	(592,827)
Total Liabilities and Stockholders' Deficit	$195,195	$108,364

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Operation (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009 and the Period May 10, 2006 (Inception) to September 30, 2010
					May 10, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, (Unaudited)		September 30, (Unaudited)		September 30,
	2010	2009	2010	2009	2010
Revenue	$17,285	$307	$35,860	$1,667	$65,190

Operating Expenses
Personnel	75,668	109,914	227,460	310,777	1,554,256
Professional fees	49,565	17,194	150,479	38,329	967,745
Stock compensation	45,000	2,503	475,959	24,169	1,146,816
Travel and entertainment	200	-	400	-	39,947
Facilities	-	-	-	-	30,238
Communications	1,424	3,650	5,158	6,726	24,260
Marketing	-	-	-	4,796	49,865
Website	13,141	14,875	30,779	24,942	157,274
Depreciation	8,808	8,737	26,731	26,582	133,587
General	2,498	115	11,001	14,458	40,279
Total operating expenses	196,304	156,988	927,967	450,779	4,144,267

Loss from operations	(179,019)	(156,681)	(892,107)	(449,112)	(4,079,077)

Other Income and (Expense)
Interest expense	(3,996)	(25,929)	(11,157)	(76,941)	(187,374)
Other expense	-	(138,000)	-	(138,000)	(173,000)
Other income	-	-	-	-	443,733
Total other income and (expense)	(3,996)	(163,929)	(11,157)	(214,941)	83,359

NET LOSS	$(183,015)	$(320,610)	$(903,264)	$(664,053)	$(3,995,718)

Net loss per common share basic and diluted	$(0.009)	$(0.023)	$(0.045)	$(0.047)
Weighted average common shares outstanding basic and diluted	20,319,997	14,004,438	19,896,836	14,004,438

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	2,905,333	1,050,000	2,565,116	1,050,000
Stock options	5,505,000	5,255,000	5,505,000	5,980,926
Convertible promissory notes	-	3,253,233	-	2,706,939

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statement of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2010 (Unaudited)
				Deficit
				Accumulated
	Common Stock			during the	Total
	Number of			Developmental	Stockholders'
	Shares	Amount	Payable	Stage	(Deficit)
BALANCES December 31, 2009	13,990,413	$980,148	$1,519,479	$(3,092,454)	$(592,827)

Stock issued for conversion of debt	3,842,589	1,486,946	(1,444,479)		42,467
Stock issued for legal settlement	360,000	108,000			108,000
Stock issued for cash	333,332	100,000			100,000
Stock issued for services	389,025	142,500	(37,500)		105,000
Stock issued for accounts payable	101,000	32,000			32,000
Fair market value of warrants issued		320,459			320,459
Shares issued in merger	1,303,638	65,181			65,181
Net loss				(903,264)	(903,264)
BALANCES September 30, 2010	20,319,997	$3,235,234	$37,500	$(3,995,718)	$(722,984)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(A Development Stage Company)(formerly Must Haves, Inc.)
Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009 and the Period May 10, 2006 (Inception) to September 30, 2010

					May 10, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, (Unaudited)		September 30, (Unaudited)		September 30,
	2010	2009	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,015)	$(320,610)	$(903,264)	$(664,053)	$(3,995,718)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	8,808	8,737	26,731	26,582	133,586
Asset impairment	-	138,000	-	138,000	138,000
Compensation expense on fair market value of options issued	-	2,503	-	24,169	178,844
Compensation expense on fair value of warrants issued	-	-	270,459	-	292,959
Stock compensation expense	45,000	-	205,500	-	675,013
Common stock issued for accrued interest	-	-	466	-	163,237
Common stock issued for accounts payable	-	-	32,000	-	32,000
Changes in operating accounts:
Accounts receivable	(9,153)	-	(8,392)	-	(14,178)
Other current assets	-	(7,718)	1,562	(7,718)	1,562
Accounts payable and accrued expenses	73,390	63,762	156,817	113,764	681,696
Other current liabilities	-	-	-	-	-
CASH (USED) BY OPERATING ACTIVITIES	(64,970)	(115,326)	(218,121)	(369,256)	(1,712,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to acqusition target	-	(34,860)	-	(34,860)	-
Cash acquired in merger	-	-	95	-	95
Acquisition of furniture and equipment	-	-	-	-	(206,211)
Other investing activities	-	-	-	-	(138,000)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	(34,860)	95	(34,860)	(344,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	-	50,000	-	50,000
Issuance of common stock for cash	-	-	100,000	-	100,000
Repayment of promissory notes	(25,000)	-	(25,000)	-	(25,000)
Repayment of related party notes	-	-	-	-	(85,750)
Proceeds from promissory notes	50,000	192,000	67,000	267,000	1,758,000
Proceeds from related party notes	30,000	-	31,000	-	268,062
CASH PROVIDED BY FINANCING ACTIVITIES	55,000	192,000	223,000	267,000	2,065,312

NET INCREASE (DECREASE) IN CASH	(9,970)	41,814	4,974	(137,116)	8,197
CASH, beginning of period	18,167	4,214	3,223	183,144	-
CASH, end of period	$8,197	$46,028	$8,197	$46,028	$8,197

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$45,000	$-	$205,500	$-	$675,013
Value of Common Stock issued for accrued interest	$-	$-	$466	$-	$163,237
Value of Common Stock issued for debt principle	$-	$-	$42,000	$-	$1,708,000
Value of Common Stock issued for accounts payable	$-	$-	$32,000	$-	$32,000
Value of warrants issued	$-	$-	$270,459	$-	$292,959

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note A-Organization and Summary Of Significant Accounting Policies

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of September 30, 2010 and for the three and nine months ended September 30, 2010and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K/A.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $3,995,718 and $3,092,454 at September 30, 2010 and December 31, 2009, respectively.  In addition, the Company has negative working capital of $888,304 and $723,147 at September 30, 2010 and December 31, 2009, respectively.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Sales and marketing costs
Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.  For the three months ended September 30, 2010 and 2009, the Company incurred no marketing and advertising expense.  For the nine months ended September 30, 2010 and 2009, the Company incurred $0 and $4,796, respectively in marketing and advertising expense.

Fair Value of Financial Instruments
The Company’s financial instruments include cash and accounts receivable. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note K, Subsequent Events.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

NOTE B – FIXED ASSETS

Fixed assets consisted of the following:
	September 30,	December 31,
	2010	2009
Computers and office equipment	78,974	78,974
Software	$127,237	$127,237
Total fixed assets	206,211	206,211
Accumulated depreciation	(133,588)	(106,856)
Fixed assets, net	$72,623	$99,355

During the three months ended September 30, 2010 and 2009, the Company recognized $8,808 and $8,737, respectively in depreciation expense.  During the nine months ended September 30, 2010 and 2009, the Company recognized $26,731 and $26,582, respectively in depreciation expense.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2010 consisted of $622,000 due to John Rizzo, CEO for unpaid salary and health insurance, $18,412 of professional services, $10,793 of accrued interest and $59,662 of trade payables.

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

During the nine months ended September 30, 2010, the Company 1) received $17,000 in exchange for two convertible notes that were also converted along with the $25,102 of notes outstanding on December 31, 2009, 2) received a short term loan for $25,000 that was repaid seven days later, and 2) received $25,000 in exchange for a promissory note that accrues interest at nine (9%) per annum and matures one year from issue on July 31, 2011 and is currently outstanding.  In total, during the nine months ended September 30, 2010, the Company received $67,000 of notes, repaid $25,000 and converted $42,466, including $42,000 of principle and $466 of accrued interest into 121,332 shares of common stock.

Promissory Notes - Related Party
	September 30,	December 31,
	2010	2009
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matures December 31, 2010	$182,312	$151,312

During the year ended December 31, 2009, the Company received $25,000 from Bluewater Advisors and issued a new note for $151,312 or $135,000 of principle and $16,312 of accrued interest.

During the nine months ended September 30, 2010, the Company received $31,000 from Bluewater Advisors on the same terms as the note above.

Accrued Interest
During the three months ended September 30, 2010 and 2009, the Company recognized $3,996 and $25,929, respectively related to all our outstanding notes payable.  During the nine months ended September 30, 2010 and 2009, the Company recognized $11,157 and $76,941, respectively related to all our outstanding notes payable.  As of September 30, 2010, the Company had outstanding $10,793 of accrued interest.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of September 30, 2010.

Stock Issued for Debt Repayment
During the year ended December 31, 2009, the Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock which were issued on April 28, 2010.

During the nine months ended September 30, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.

Stock Issued for Cash
During the nine months ended September 30, 2010, the Company received $50,000 as a direct purchase and issued 166,666 shares of restricted common stock.

During the nine months ended September 30, 2010, the Company received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock which was issued on July 30, 2010.

Stock Issued for Services
During the year ended December 31, 2009, the Company agreed to issue 150,000 shares of restricted common stock in exchange for professional services rendered in 2009 and valued at $75,000.  As of December 31, 2009 the stock had not been issued and is recorded in the equity portion of our balance sheet as common stock payable.  The shares were issued on April 28, 2010.

During the nine months ended September 30, 2010, the Company finalized a legal settlement with Marc Falcone whereby in exchange for $108,000 or $0.30 per share the Company issued 360,000 shares of restricted common stock.

During the nine months ended September 30, 2010, the Company:

1) Issued 100,000 shares of restricted common stock for services valued at $30,000 or $0.30 per share.  The shares were issued for services to be provided through the end of 2010 and are being recognized to expense ratably.
2) Issued 125,000 shares valued at $37,500, or $0.30 per share.  The shares were issued for services performed during the quarter and have been fully expensed.
3) Is obligated to issue 125,000 shares which are valued at $37,500, or $0.30 per share and included in common stock payable.

Stock issued for Accounts Payable
During the nine months ended September 30, 2010, the Company issued 101,000 shares of restricted common stock at $0.32 per share to settle $32,000 of accounts payable.

Stock Options (See footnote I)
During the year ended December 31, 2009, the Company canceled 1 million options due to termination.

During the nine months ended September 30, 2010, no option activity occurred.

NOTE G - COMMITMENTS

The Company has no commitments as of September 30, 2010.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE H – WARRANTS

At September 30, 2010, the Company had 2,905,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

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

During the Nine Months ended September 30, 2010, the Company:

•	Issued 2,271,999 warrants to purchase one share of common stock for each warrant issued.
•	Received $50,000 upon the exercise of a warrant and issued 166,666 shares of restricted common stock.
•	Received $50,000 upon the sale of a warrant to an accredited investor.

All the warrants issued in through September 30, 2010 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and the exercise price attributable to that warrant.  The fair value of the warrants issued was $320,459 offset by the $50,000 warrant sale resulting in $270,459 of net stock compensation expense.

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

During the nine months ended September 30, 2010, the Company granted 250,000 fully vested common stock options.

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

Stock Options (Continued)
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2010:

	September 30, 2010
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	5,255,000	$0.18
Granted	250,000	0.25
Forfeited	-	-
Exercised	-	-
Outstanding at end of quarter	5,505,000	$0.18

Options exerciseable at March 31, 2010	5,505,000

The following table summarizes information about the Company's stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At September 30,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.07
0.25	1,250,000	-	0.25	1,250,000	0.06
0.10	2,375,000	-	0.10	2,375,000	0.04
0.05	880,000	-	0.05	880,000	0.01
Total	5,505,000	-	$0.18	5,505,000	$0.18

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.

During the nine months ended September 30, 2010 and 2009, the Company recognized $0 and $24,169, respectively, of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

ITRACKR SYSTEMS, INC
(A Development Stage Company) (formerly Must Haves, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE J – LEGAL PROCEEDINGS

As of December 31, 2009, the Company was party to a lawsuit brought by Marc Falcone.  In this action, Mr. Falcone asserted numerous claims against certain defendants arising out of his former service to iTrackr, Inc. as a contracted consultant.  The Company asserted numerous defenses and affirmative defenses, including, but not limited to, the fact that Falcone failed to fulfill his obligations under the agreement.  On February 16, 2010, the Company and Mr. Falcone executed a settlement agreement without either side admitting fault.  The terms of the settlement agreement call for the payment of $25,000 and the issuance of 360,000 shares of common stock in exchange for a full release of all claims.  As of September 30, 2010, the Company has paid all monies and issued all stock related to this settlement.

NOTE K – SUBSEQUENT EVENTS

None.

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

Our primary sources of operating funds have been historically through the issuance of debt and equity.  For the nine months ended September 30, 2010, we raised $50,000 from the sale of a warrant, $100,000 from the sale of common stock and $98,000 in debt.  For the year ended December 31, 2009, we raised $333,312 in debt.  To finance our growth strategy, we may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At September 30, 2010, iTrackr Systems had assets of $195,195.  For the nine months ended September 30, 2010, the Company had revenue of $35,860, and net losses of $903,264.  iTrackr Systems has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  At September 30, 2010, the Company had approximately $8,197 of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the first half of fiscal 2010, the Company believes that its cash on hand is insufficient to continue operations.  The Company currently needs approximately $130,000 to $160,000 per quarter to maintain and expand our sales and operations.  Thus, the Company will need approximately $520,000 to $640,000 to continue through September 30, 2010.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared With the Three and Nine Months Ended September 30, 2009.

Revenues

Revenues for the three months ended September 30, 2010 were $17,285 representing a $16,978 increase from revenues of $307 for the three months ended September 30, 2009.  Revenues for the nine months ended September 30, 2010 were $35,860 representing a $34,193 increase from revenues of $1,667 for the nine months ended September 30, 2009.  The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of live chat software which began in our fourth quarter of 2009.  Of the $35,860 of sales in our first nine months of 2010, $216 relates to click through referral fees and $35,644 to sales of ChatTrackr.  One customer, Saveology, accounted for all of our ChatTrackr related sales.  These results compare to 2009 where all $1,667 was related to click through referral fees.  The $1,451 decrease in referral fees from $1,667 in 2009 to $216 in 2010 is a result of the decrease in advertising due to the current economic climate.

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

Operating Expenses

Total operating expenses for the three months ended September 30, 2010 were $196,304, an increase of $39,316 from $156,988 for the three months ended September 30, 2009.  Total operating expenses for the nine months ended September 30, 2010 were $927,967, an increase of $477,188 from $450,779 for the nine months ended September 30, 2009.  The nine month increase in expense is mainly due to a year-over-year $451,790 increase in the recognition of non-cash stock compensation primarily related to the issuance of stock for services, grant of warrants and legal settlement with Marc Falcone, and a $112,150 increase in professional fees offset by an $83,317 decrease in personnel expenses.  Excluding stock compensation expense of $475,959 through the nine months ended September 30, 2010 and $24,169 through the nine months ended September 30, 2009, operating expenses were $452,008 for the nine months ended September 30, 2010 compared to $426,610 for the nine months ended September 30, 2009, or $25,398 higher in the current year compared to 2009.

Other Income and Expense

Other expense decreased $159,933 to $3,996 for the three months ended September 30, 2010 compared to $163,929 of expense during the same period last year.  Other expense decreased $203,784 to $11,157 for the nine months ended September 30, 2010 compared to $214,941 of expense during the same period last year.  The decrease is due the recognition of a $138,000 loss related to an investment that was written off in 2009 and to the reduction of interest expense as a result of converting most of our debt to common stock at the end of 2009.

Net Loss

As a result of the foregoing, our net loss was $183,015, or $0.009 per share, for the three months ended September 30, 2010 compared to a loss of $320,610, or $0.023 per share for the three months ended September 30, 2009.  Our net loss was $903,264, or $0.045 per share, for the nine months ended September 30, 2010 compared to a loss of $664,053, or $0.047 per share for the nine months ended September 30, 2009.  Excluding one-time, non-cash charges totaling $475,959 in 2010 related to stock compensation and $162,169 in 2009 related to stock compensation and investment write down, the Company’s loss decreased $74,579, or 15% to $427,305 for the nine months ended September 30, 2010 compared to $501,884 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

From inception to September 30, 2010, we have incurred an accumulated deficit of $3,995,718.  This loss has been incurred through a combination of stock compensation of $1,146,816, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the nine months ended September 30, 2010 we had a net increase in cash of $4,974.  Total cash resources as of September 30, 2010 was $8,197 compared with $3,223 at December 31, 2009.

Our accounts payable and accrued expense balance as of September 30, 2010 was approximately $710,867 and includes $622,000 due to our CEO for unpaid salary and expenses and $88,867 of accounts payable and accrued liabilities.

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

The Company receives approximately $6,000 to $17,000 per quarter in sales revenue.  However, due to our limited operating history, we cannot estimate the level of future sales.  Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.  As a result our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions.  In the short term, if this registration statement is declared effective, we hope to receive commitments from certain warrant holders that they intend to exercise their warrants.  The cash to be realized upon exercise of these warrants is expected to be approximately $550,000.   If no outside funding is achieved, it is not the intention of the Company to cease operations.  Mr. Rizzo, our CEO will continue to provide personal funds as needed and the Company will operate at a reduced level as has been the case for the past twelve months whereby approximately $15,000 to $25,000 per month sustains the Company’s cash flow needs.

Net cash used by operating activities was $218,121 for the nine months ended September 30, 2010 as compared to $369,256 for the nine months ended September 30, 2009.

Net cash provided by investing activities was $95 for the nine months ended September 30, 2010 as compared to $34,860 used for the nine months ended September 30, 2009.

Net cash provided by financing activities was $223,000 for the nine months ended September 30, 2010 as compared to $267,000 for the nine months ended September 30, 2009.

During the year ended December 31, 2008, iTrackr Systems, Inc.:

•	Issued 214,025 shares of restricted common stock in exchange for services valued at $107,013.
•	Received gross proceeds of $968,750 from promissory notes and repaid $85,750 of promissory notes.

During the year ended December 31, 2009, iTrackr Systems, Inc.:

•	Issued 150,000 shares of restricted common stock in exchange for services valued at $75,000.

•	Converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.
•	Received gross proceeds of $333,312 from promissory notes.

During the nine months ended September 30, 2010, iTrackr Systems, Inc.:

•	Received $50,000 in exchange for the issuance of 166,666 shares of restricted common stock.
•	Received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.
•	Received $50,000 in exchange for a warrant to purchase 1,000,000 shares of common stock.
•	Converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.
•	Received gross proceeds of $98,000 from promissory notes.
•	Issued 360,000 shares of restricted common stock valued at $108,000 to settle a legal dispute with Marc Falcone.
•	Issued 101,000 shares of restricted common stock to settle accounts payable valued at $32,000.
•	Issued 350,000 shares of restricted common stock in exchange for services valued at $105,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010, iTrackr Systems, Inc.  issued 1,140,664 shares of its common stock in private transactions not involving a public offering, as follows:

•	We received $50,000 in exchange for 166,666 shares of common stock.

•	We received $50,000 upon the exercise of warrants to purchase 166,666 shares of common stock.

•	We issued 101,000 shares of common stock to settle $32,000 of accounts payable.

•	We issued 350,000 shares of common stock for services valued at $105,000.

•	We issued 360,000 shares of common stock as a result of a legal settlement for prior services.

•	We issued 121,332 shares of common stock in exchange for a $42,466 reduction of notes payable.

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