Form 10-K
period 2010-12-31
ITRACKR SYSTEMS INC
filed 2011-02-14
CIK 1412212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-52810

ITRACKR SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	05-0597678 (I.R.S. Employer Identification No.)

433 Plaza Road, Ste 275
 Boca Raton, FL 33432
 (Address of principal executive offices)

(561) 213-4458
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 20,319,997 shares of common stock outstanding as of February 11, 2011.  The registrant’s common stock is not traded or listed on any exchange.

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

In 2009, iTrackr purchased online customer support software technology from Chatstat for approximately $95,000.  The chat technology enables us to provide retailers with a support and sales tool for agents with the goal of increasing transactional business.  We serve customers primarily in North America in a variety of industries with a particular emphasis on ecommerce markets.

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

For the year ended December 31, 2010 and 2009, the Company had a net loss of $981,805 and $856,942, respectively.  As a result, our auditor has issued an uncertainty paragraph about our ability to continue as a going concern in their 2010 and 2009 audit report stating the Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about our ability to continue as a going concern.

Our principal executive offices are located at 433 Plaza Road, Ste 275 Boca Raton, FL 33432, and our telephone number is (561) 962-4111. Our website address is http://www.itrackr.com. Information on or accessed through our website is not incorporated into this prospectus and is not a part of this prospectus.

With respect to this discussion, the terms “we”, “our”, “iTrackr” and the “Company” refer to iTrackr Systems, Inc., and its wholly-owned subsidiary, iTrackr, Inc..

Chat and Online Customer Support

Industry

Consumer migration to the Internet is driving a dramatic shift in the way consumers buy products and services from companies.  As more and more content, social media sites and web applications become ubiquitous, consumers are spending an increasing amount of time online.  In 2010, consumers will spend 40-50% of their media time on the Internet.  Most analysts predict usage of offline media, including television, radio and print, will continue to decline.  There is a major paradigm shift taking place in e-Commerce. According to Forrester Research 58% of consumers start their Product Research on the web and companies have eight (8) seconds to hook a visitor through their landing page.  Product and service sales through e-retail channels are expected to grow at a compounded growth 10% annually through 2013.  E-Commerce is the third fastest growing industry behind Voice over Internet Phone (VoIP) and Search Engines (IBIS World).  In the world where consumers are spending a huge proportion of their time online, companies are looking at ways to provide live help and interaction when visitors are online.  Interactive live chat is increasingly becoming a way for companies to interact with their online visitors, answer their questions and build trust thus enabling them to sell products and services.

As the supply of page views and online content grows faster with a lot of information online, consumers are getting increasingly frustrated as they seek answers to simple questions.  Consumers have to browse through a number of online pages, self help and FAQ’s to find answers to their questions which on many occasions does not provide the information consumers are seeking.  Satisfaction for researching retail products online and buying them over the phone is only 44-53%, with the younger age group being most dissatisfied at 44%.  According to Forrester Research 57% of US Online consumers say they are likely to abandon an online purchase if they cannot find quick answers to their questions.  25-32% of online consumers abandon their shopping carts (eMarketer).  The most compelling statistic comes from a research conducted by Internet Retailer which concluded that 10-15% of Consumers who browse online will complete a sale if engaged in a text chat versus 2% for those who do not engage in a chat.

Companies doing business online are paying attention to this shift in consumer behavior and the increasing demand for live interaction online by deploying “Click2Chat” and “Click2Call” solutions to provide live help while visitors are online.  Most of these companies are providing the live interaction (Chat) as an afterthought and primarily to provide customer service or technical support.  A few online companies are actively using this as an additional channel to generate new sales besides the Online and Call Center channels.

Similarly in the area of generating leads though online websites very few lead generation companies with presence online are generating qualified leads in various verticals such as education, payday loans, financial services, insurance etc., using live interaction on their websites.  Most online lead generation companies today have online visitors fill out a lead form which is subsequently sent to automated lead verifiers for scrubbing followed by low cost call centers from offshore locations further cleansing the data.  A click2chat solution with live agents for online lead generators would result in cost savings for generating qualified leads online while saving time on the three step process for getting good quality leads.

Our Strategy

Our mission is to change these fundamentals.  Our solutions will help companies doing business in the online world by increasing their sales thus contributing to their top line revenue and maximize their marketing dollars spent online.  In the online lead generation space our solutions will provide companies with qualified leads in a very efficient and cost effective manner. Our unique value proposition of providing an end-to-end solution for live online interaction with a hosted chat platform combined with a unique sales process and highly trained sales agents will change the way companies sell products and services online.  Our solutions will fill a meaningful gap in the online sales and online lead generation market by bridging the gap between visitor traffic and successful business outcomes.  Our business solutions deliver measurable return on investment by enabling clients to:

•	Increase conversion rates and reduce abandonment by selectively engaging website visitors;

•	Accelerate the sales cycle, drive repeat business and increase average order values;

•	Increase customer satisfaction, retention and loyalty while reducing service costs;

•	Harness the knowledge of subject-matter experts by allowing consumers to engage with major online brands;

•	Refine and improve performance by understanding which initiatives deliver the highest rate; and

•	Lower operating costs in the call center by deflecting costly phone and email interactions.

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions.

Our business solutions compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. iTrackr faces competition from online interaction solution providers, including software-as-a-service (SaaS) providers such as LivePerson, Art Technology Group, Instant Service, RightNow Technologies and TouchCommerce. We face potential competition from Web analytics and online marketing service providers, such as Omniture. The most significant barriers to entry in this market are knowledge of:

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

Agreements

iTrackr has entered into an agreement with Saveology and RespondQ which presently represents 100% of our current business.  Key terms and conditions of these contracts are:

•
iTrackr Systems will license certain hosted “Click2Chat software as a service” and provide all other services, data import/export, monitoring, support, backup and recovery, change management. technology upgrades, and training necessary for productive use of such software (the "Services"),

•	the Services are offered on a non-exclusive basis

•
iTrackr shall not enter into any subcontracts for the performance of the Services, or assign or transfer any of its rights or obligations under this Agreement, without prior written consent and any attempt to do so shall be void and without further effect.  Consent to iTrackr's right to subcontract any of the Services shall not relieve iTrackr of any of its duties or obligations under this Agreement, and iTrackr shall indemnify and hold the parties harmless from any payment required to be paid to any such subcontractors.

•	The parties may, upon written notice, request increases or decreases to the scope of the Services

•
The initial term of the agreement is 12 months and following the initial term, the agreement will automatically renew for successive one-year terms (each, a "Renewal Term") until such time as the parties provide iTrackr with written notice of termination.

Social Networking and Online Retail Search

Industry

Social technologies continue to grow substantially.  Forrester Research reports that three out of four Americans use social technology.  Nielsen reports that 2/3rd of the global internet population visits social networks and that social sites are the fourth most popular online activity ahead of personal email.  Facebook estimates to have 500 million active users, of whom half log in on any given day, and of which more than 200 million active users access through mobile devices.

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

Mobile data services (e.g. text messaging, ringtones, wallpaper) have become a hundred billion dollar business worldwide.  ABI Research estimates that between 2008 and 2014, the total market for mobile messaging will grow at a CAGR (Compound Annual Growth Rate) of nearly 8 percent, increasing from $132 billion in 2008 to $208 billion by 2014.

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

Our current product line consists of our online customer support application, “TrackiT!”, “PriceiT!”, Groups, Calendar and status update messaging for mobile and Internet.

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

Our business and technology was created first and foremost with the individual consumer, and the consumer’s “interests” in mind.  More than ever, consumers are challenged with issues of time and convenience in fulfilling their purchases.  This factor has been one of the primary catalysts for the growth of online shopping which addresses both of these constraints directly.  But the fact is that online commerce remains less than 5% of total retail, according to the Q1 2010 Census Bureau of the Department of Commerce Report and is forecast to only reach about 8% of total retail by 2014, according to Forrester Research.  Tracking and utilizing the expressed interests of our users allows us to maintain our relevance to the consumer and to provide information that keeps them engaged with our Community.

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

Substantiating “return-on-investment remains the biggest challenge for marketing firms catering to online advertisers.  Much of the problem online advertiser’s face is related to the measurement tools currently available and the data which is ultimately produced from those tools.  Additionally, it is also difficult to determine the quality of placement and the impact of advertising amongst the online audience at a particular destination.

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

We are working with our commercial partners to provide inventory and service tracking functions within the branded image of their existing online presence.  This is the fundamental building block of social merchandising.  From these services, our Retail partners will extend product and service fulfillment messaging with derivative sales offerings, associated mobile advertising and mobile couponing.  iTrackr subscribers will benefit from brand affinity offerings through our Retailers’ partners.

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

In addition to our web presence we are working with retailers to extend iTrackr’s fulfillment tracking applications to their branded web sites.  Our mobile suite of applications are also extensible with our commercial partners’ look and feel, giving them an iTrackr enabled mobile presence under their existing corporate brand.  We will augment our offering with transaction settlement capabilities to complement our existing capabilities and provide our partners with a complete fulfillment solution.

Our objective is to reach critical mass as quickly as possible in order to establish the iTrackr Community as viable and attractive to marketing firms and online and mobile advertisers.  We will achieve critical mass when revenue from our Community presence approaches our current cost of operations.  We intend to leverage our suite of applications over wired and mobile devices in order to achieve the broadest possible uptake and the greatest potential market penetration.

We have employed a “freemium” model to maximize consumer uptake for our social shopping tools.  In other words, we offer product tracking and notification, as well as the consumer social network capabilities to our users and members without a charge.  We believe this will provide us with the most efficient path to establishing critical mass and validation of our offering.  We believe that as traffic and usage increases on our network we will be able to generate revenues through sales of marketing and advertising campaigns, usage fees for premium content and services and subscriptions.

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

Competition

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

Whether it is driving product sales to traditional businesses or providing targeted marketing opportunities for derivative sales to a retailer’s consumer, iTrackr is in the business of social merchandizing.  Other social networking ventures, such as MySpace and Facebook have seen tremendous growth over the last five years in terms of the user community.

Facebook has garnered more than 500 million users worldwide and Twitter reportedly has more than 190 million users.  These numbers are impressive for building social networking destinations, but the business behind these offerings still relies on revenue primarily derived from online advertising.  According to comScore, total ad impressions delivered on U.S. publisher sites in September 2010 was 417.2 billion up 26% versus a year ago, while Facebook led all online publishers with 297 billion ad impressions in the third quarter of 2010.  iTrackr competes with these and other larger and more established social networking sites for users, but we believe we are well positioned to excel at per subscriber revenue generation given our multi-channel approach to revenue generation.  The major difference between iTrackr and sites like Facebook or Twitter is that they offer blogs and pictures, and we focus on consumers and merchandising.

Other competitors include social shopping sites.  Groupon launched in 2008 pools buyers for local business discounts for daily pre determined deals.  Hearst Corporation acquired Kaboodle for an estimated $40 million.  Kaboodle is one of the new social shopping sites started in the last few years.  They had managed to grow their site to 2.2 million unique visitors by June 2007, prior to being purchased.  Several social shopping sites focus on a specific community segment.  Stylehive is vying to become a destination for women’s fashion.  Crowdstorm is focusing exclusively on online shopping.  All of these sites are looking to establish a niche community with retail extensions.  Very few offerings have direct queries of existing retailers, and none have in-stock checking or sell through capabilities with existing retailers.  iTrackr does complete point-of-sale transactions, and provides sell through capabilities to our commercial partners.

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

Competitive Strengths

Experienced management team

Our senior management team has extensive business and industry experience, including an understanding of changing market trends, consumer needs and technologies, which gives us the ability to capitalize on the opportunities resulting from these market changes.  Our Chief Executive Officer, John Rizzo, has over 16 years of experience in developing technology businesses.   Other members of our senior management team also have significant experience with respect to key aspects of our operations, including research and development, product design, and sales and marketing.

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

Employees

At December 31, 2010 we had 2 full-time employees.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  You should also refer to the other information set forth in this 10-K, including our financial statements and the related notes.

Risks Related to Our Business

Because there is doubt about our ability to continue as a going concern, an investor may lose all of his investment in our company.

Our auditor’s report for the year ending December 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Since our sole officer and director may be reluctant or unable to loan or advance additional capital to the Company, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans.

iTrackr has a history of losses and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.

iTrackr has incurred losses since inception. To date, iTrackr’s revenues have largely come from click through referral fees and call center service revenue from ChatTracker. iTrackr’s primary expenses relate to personnel, website development and maintenance, professional and stock based compensation and significantly exceed revenues.  iTrackr’s consolidated financial statements have been prepared assuming that iTrackr will continue as a going concern.  Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure.  The Company has suffered recurring losses resulting in a stockholders’ deficit of approximately $4,074,259 and a working capital deficiency of $958,093 as of December 31, 2010.  Historically, the Company has been able to finance operations from the capital obtained through the issuance of convertible debt.  Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings.  However, iTrackr’s expenses are expected to increase as it incurs additional costs of becoming publicly traded, and increasing operational infrastructure, and there is no assurance that iTrackr will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability.

iTrackr’s cash on hand and anticipated near term sales may be insufficient to fund operations for the next 12 months.

As of December 31, 2010 our cash balance was $9,051.  We believe that approximately $15,000 to $20,000 per month or $180,000 to $300,000 will be required to cover our minimum cash outflows for the next 12 months.  Our current cash balance and anticipated near term sales may be insufficient meet this requirement.  As a result our management continues to work diligently to secure additional sales and either debt or equity based financing for which we are currently in discussions.  In the short term, as a result of our S-1/A registration statement being declared effective, we hope to receive commitments from certain warrant holders that they intend to exercise their warrants.  The cash to be realized upon exercise of these warrants is expected to be approximately $550,000.  In the event no outside funding is achieved Mr. Rizzo, our CEO will continue to provide personal funds as needed to fund our required minimum cash outflows.  During 2010, Mr. Rizzo has loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to an additional $250,000.

If iTrackr is unable to fund its operations and capital expenditures, iTrackr may not be able to continue to develop and market its products and services which would have a material adverse effect on its business.

iTrackr has experienced significant negative cash flow since its inception.  In order to fund iTrackr’s operations and capital expenditures, iTrackr may be required to incur borrowings or raise capital through the sale of debt or equity securities.  The Company’s ability to borrow or access the capital markets for future offerings may be limited by its financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  iTrackr’s failure to obtain the funds for necessary future capital expenditures would limit its ability to develop and market its services and could have a material adverse effect on our business, results of operations and financial condition.

iTrackr is dependent upon key personnel whose loss may adversely impact iTrackr’s business.

iTrackr depends on the expertise, experience and continued services of its senior management employees, especially John Rizzo, its founder, Chairman, Chief Executive Officer and Chief Financial Officer, and Ramesh Anand, its Chief Operating Officer.  Both Mr. Rizzo and Mr. Anand have acquired specialized knowledge and skills with respect to iTrackr and its operations and most decisions concerning the business of iTrackr will be made or significantly influenced by them. iTrackr does not maintain life insurance with respect to Mr. Anand and Rizzo.  The loss of Mr. Anand and Rizzo or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect the Company.  The Company seeks to compensate and incentivize its key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow iTrackr to retain key or hire new employees.  As a result, if Mr. Anand and Rizzo were to leave iTrackr, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In January, 2010, iTrackr entered into an ongoing employment agreement with Mr. Anand, and extended its existing employment agreement with Mr. Rizzo through May 2011.  There can be no assurance that a successor employment agreement will be entered into with Mr. Anand and Rizzo or that the terms of their employment agreements will be sufficient to retain Mr. Anand and Rizzo.

iTrackr’s management systems and personnel may not be sufficient to effectively manage its growth.

iTrackr’s growth strategy involves expanding its customer based amongst online retailers with high transaction websites, increasing agent-hours for its customer support software and increasing consumer demand for its product search applications.  Achieving iTrackr’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability.  Any condition that would deny, limit or delay its ability to manage and support existing accounts, as well as market to new customers in the future will constrain iTrackr’s ability to grow.  There can be no assurance that iTrackr will be able to successfully expand its business in its highly competitive environment, and if iTrackr fails to do so, its business could be harmed.

Expansion of iTrackr’s business will also strain its existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support its operations, requiring iTrackr to make significant expenditures in these areas.  There can be no assurance that iTrackr will be able to develop such additional systems or procedures to accommodate its future expansion on a timely basis, and the failure to do so could harm its business.

If we are not competitive in the market for online sales, marketing and customer service solutions, or online consumer services our business could be harmed.

The market for online sales, marketing and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions.  Established or new entities may enter the market in the near future, including those that provide solutions for real-time interaction online, or online consumer services related to real-time advice.

We compete directly with companies focused on technology that facilitates real-time sales, conversion of online shoppers to buyers, email management, searchable knowledgebase applications, and customer service interaction.  These markets remain fairly saturated with small companies that compete on price and features.  We face significant competition from online interaction solution providers, including SaaS providers such as LivePerson, Art Technology Group, Instant Service, RightNow Technologies and TouchCommerce.  We face potential competition from Web analytics and online marketing service providers, such as Omniture.  The most significant barriers to entry in this market are knowledge of:

•	Online consumer purchasing habits;

•	Methodologies to efficiently engage customers and consumers;

•	Metrics proving return on investment; and

•	Technology innovation opportunities.

Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer.  We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

We also face potential competition from larger enterprise software companies such as Oracle and SAP.  In addition, established technology companies such as Microsoft, Yahoo and Google may leverage their existing relationships and capabilities to offer real-time sales, marketing and customer service applications or consumer services similar to our consumer offerings.

Finally, we compete with clients and potential clients that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market.  As compared to our company, some of our larger current and potential competitors have:

•	Greater brand recognition;

•	More diversified lines of products and services; and

•	Significantly greater financial, marketing and research and development resources.

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies.  These competitors may be able to:

•	Undertake to make more extensive marketing campaigns;

•	Adopt more aggressive pricing policies and

•	Make more attractive offers to business or individuals to induce them to use their products or services.

Any change in the general market acceptance of the real-time sales, marketing and customer service solution business model or in online, real-time consumer advice services may harm our competitive position.  Such changes may allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective clients within our target markets.  Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

We are dependent on technology systems and third-party content that are beyond our control.

The success of our services depends in part on our clients’ online services as well as the Internet connections of visitors to websites, both of which are outside of our control.  As a result, it may be difficult to identify the source of problems if they occur.  In the past, we have experienced problems related to connectivity which has resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service.  Our services rely both on the Internet and on our connectivity vendors for data transmission.  Therefore, even when connectivity problems are not caused by our services, our clients or Internet users may attribute the problem to us.  This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

In addition, we rely in part on third-party service providers and other third parties for Internet connectivity and network infrastructure hosting, security and maintenance.  These providers may experience problems that result in slower than normal response times and/or interruptions in service.  If we are unable to continue utilizing the third-party services that support our Web hosting and infrastructure or if our services experience interruptions or delays due to third party providers, our business could be harmed.

Our business service also depends on third parties for hardware and software and our consumer services depend on third parties for content, which products and content could contain defects or inaccurate information.  Problems arising from our use of such hardware or software or third party content could require us to incur significant costs or divert the attention of our technical or other personnel from our product development efforts or to manage issues related to content.  To the extent any such problems require us to replace such hardware or software, we may not be able to do so on acceptable terms, if at all.

Our agreement with Saveology and RespondQ are material contracts, and presently represent 100% of our current business.  Our business would be materially and negatively impacted if either service agreement were terminated. (See “Agreements” in Business section above).

Our services are subject to payment-related risks.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins.  We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us.  We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.  If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Through our consumer-facing platform, we facilitate online transactions between individual service providers who provide online advice and information to consumers.  In connection with these services, we accept payments using a variety of methods, such as credit card, debit card and PayPal.  These payments are subject to “chargebacks” when consumers dispute payments they have made to us.  Chargebacks can occur whether or not services were properly provided.  Susceptibility to chargebacks puts a portion of our revenue at risk.  We take measures to manage our risk relative to chargebacks and to recoup properly charged fees, however, if we are unable to successfully manage this risk our business and operating results could be adversely affected.  As we offer new payment options to our users, we may be subject to additional regulations, compliance requirements, and fraud.

We are also subject to a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers.  If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.

We may be liable if third parties misappropriate personal information belonging to our clients’ Internet users.

We maintain dialogue transcripts of the text-based chats and email interactions between our clients and internet users and store on our server’s information supplied voluntarily by these Internet users in surveys.  We provide this information to our clients to allow them to perform internet user analyses and monitor the effectiveness of our services. Some of the information we collect may include personal information, such as contact and demographic information. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients’ Internet users or the text of customer service inquiries, we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

The need to physically secure and securely transmit confidential information online has been a significant barrier to electronic commerce and online communications.  Any well-publicized compromise of security could deter people from using online services such as the ones we offer, or from using them to conduct transactions, which involve transmitting confidential information.  Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

We are subject to the risk of claims alleging infringement of third-party proprietary rights.  Substantial litigation regarding intellectual property rights exists in the software industry.  In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps.  Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology.  Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the iTrackr services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all).  Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Technological or other defects could disrupt or negatively impact our services, which could harm our business and reputation.

We face risks related to the technological capabilities of our services.  We expect the number of interactions between our clients’ operators and internet users over our system to increase significantly as we expand our client base.  Our network hardware and software may not be able to accommodate this additional volume.  Additionally, we must continually upgrade our software to improve the features and functionality of our services in order to be competitive in our markets.  If future versions of our software contain undetected errors, our business could be harmed.  If third-party content is flawed, our business could be harmed.  As a result of major software upgrades at iTrackr, our client sites have, from time to time, experienced slower than normal response times and interruptions in service.  If we experience system failures or degraded response times, our reputation and brand could be harmed.  We may also experience technical problems in the process of installing and initiating the iTrackr services on new Web hosting services.  These problems, if not remedied, could harm our business.

Our services also depend on complex software which may contain defects, particularly when we introduce new versions onto our servers.  We may not discover software defects that affect our new or current services or enhancements until after they are deployed.  It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

•	Damage to our reputation;

•	Lost sales;

•	Delays or loss of market acceptance of our products; and

•	Unexpected expenses and diversion of resources to remedy errors.

Our promotion and marketing of our websites may not result in generation of significant revenue which may cause our business to fail.

We believe that successful marketing, development and promotion of our websites are crucial to our success in attracting business.  If our marketing and promotion is not successful in developing strong public recognition of our websites, then we may not be able to earn significant revenues and our business may fail.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients which may result in our going out of business and for you to lose your investment.

We may be required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks.  If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions and/or privacy laws, which would devastate our business, and may result in the loss of your investment.

Competition in the social networking, online marketing and e-commerce industry is intense and our competitors have greater financial resources and development capabilities than we have, and we may not have the resources necessary to successfully compete with them.

Our business plan involves providing consumers with online real-time product and inventory information, retailers with access to targeted consumer demand for their products and marketing firms with targeted content for their campaigns. These business areas are highly competitive.  There are numerous companies that compete in these markets, most of whom have greater financial resources and more expertise in this business than we do.  Our ability to develop our business will depend on our ability to successfully market our services in this highly competitive environment.  We cannot guarantee that we will be able to do so successfully.

Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our services may quickly become obsolete and unmarketable.  Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis.  We may be unsuccessful in responding to technological developments and changing customer needs.  In addition, our applications and services offerings may become obsolete due to the adoption of new technologies or standards.

We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products.  Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received by our target market.

The loss of our executive officers or directors, could adversely affect our business.

Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors.  The loss of any of these individual would have an adverse effect on our business prospects.  We do not currently maintain “key-man” life insurance and there is no contract in place assuring the services our executive officers and directors for any length of time.  In the event that we should lose our sole officer or directors and we are unable to find suitable replacements, we may not be able to develop our business.

Our Controls and Procedures may not prevent misstatements.

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases.  As a result, there is limited segregation of duties amongst the employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.

Our Financial Statements for the year ended December 31, 2009 and the quarterly periods ended March 31, 2010 and June 30, 2010 were Restated as a Result of a Re-Audit by our New Independent Accountant Which was Necessitated Due to Revocation of our Former Auditor’s Public Company Accounting Oversight Board (“PCAOB”) Registration.

Management received notification that our former auditor’s PCAOB registration had been revoked as of August 12, 2010 pursuant to PCAOB Release No. 105-2010-007.  As a result, the Company engaged a new auditor, Bedinger and Company, effective August 25, 2010 and had our financial statements for the years ending December 31, 2008 and 2009 re-audited and our financial statements for the quarterly periods ending March 31, 2010 and June 30, 2010 re-reviewed.  Our auditors discovered material misstatements in our financial statements that required the Company to restate our financial statements for the year ending December 31, 2009 and the quarterly periods ended March 31, 2010 and June 30, 2010.  As a result Management concluded that our disclosure controls and procedures were not effective during the aforementioned periods.  In addition, management recognizes that our new auditor may also not discover potential misstatements due to our currently assessed ineffective controls which are due to our lack of segregation of duties discussed above.

Risks Related to Our Common Stock

There will be a substantial number of shares of iTrackr’s common stock available for sale in the future that may be dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of December 31, 2010, the Company had 20,319,997 shares of common stock outstanding, 45,000,000 shares of common stock available for future issuance under its 2007 Long-Term Stock Incentive Plan and warrants and options to purchase 7,610,333 shares of common stock. The 19,629,893 shares of common stock outstanding and underlying certain options and warrants registered pursuant to our S-1/A Registration Statement are freely tradable upon the effectiveness of our Registration Statement declared effective on February 10, 2011 by the Securities and Exchange Commission without restriction or further registration under the Securities Act, unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. These restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

Future sales or issuances of the Company’s common stock or securities convertible into common stock, the perception such sales or issuances may occur or the availability for sale in the public market of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities at a time and price that we deem appropriate.

Our common stock is considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.  Presently, our common stock is considered a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.  In addition, when and if our common stock trades on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations for our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

iTrackr may be unable to receive a listing of its securities on NASDAQ or another national securities exchange, and this may make it more difficult for its stockholders to sell their securities.

We intend that shares of iTrackr’s common stock will be traded in the over-the-counter market and quoted on the OTCBB.  The Company’s common stock and units are not currently eligible for inclusion in The NASDAQ Stock Market.  If the Company is unable to receive a listing or approval of trading of securities on NASDAQ or another national securities exchange, then it may be more difficult for stockholders to sell their securities.

One stockholder owns a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

John Rizzo owns 5,250,000 common shares, holds options to acquire 2,000,000 options at an average exercise price of $0.325 per share until July 1, 2017, has accrued salary and health insurance of $687,500 and $207,691 in related party debt owed to him by iTrackr Systems, Inc. as of December 31, 2010.  Accordingly, Mr. Rizzo beneficially owns approximately 32.5% of our issued and outstanding common stock.  Accordingly, Mr. Rizzo may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

On October 26, 2009, we simultaneously completed a 4-1 reverse split of our common stock and amended our articles of incorporation to authorize the issuance of 110,000,000 shares of stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation.  Our board of directors may choose to issue some or all of such shares to provide additional financing in the future.  The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock.  It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

There is currently no market for trading our common stock, and when such a market does develop, the trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are currently not quoted for trading.  We intend to have our common shares quoted on the OTC Bulletin Board.  Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations.  In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance.  Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  In addition, to date, there has been no trading volume for our shares on the over-the-counter markets.  As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

The trading price of iTrackr’s common stock is likely to be volatile, and you might not be able to sell your shares at or above the public offering price.

The trading price of iTrackr’s common stock is likely to be subject to wide fluctuations.  Factors, in addition to those outlined elsewhere in this 10-K, that may affect the trading price of the Company’s common stock include:

•	Actual or anticipated variations in the Company’s operating results;

•	Announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by the Company or its competitors;

•	Changes in recommendations by any securities analysts that elect to follow the Company’s common stock;

•	The financial projections the Company may provide to the public, any changes in these projections or its failure to meet these projections;

•	The loss of a key customer;

•	The loss of a key supplier;

•	The loss of key personnel;

•	Lawsuits filed against the Company;

•	Changes in operating performance and stock market valuations of other companies that sell similar products and services;

•	Price and volume fluctuations in the overall stock market;

•	Market conditions in our industry, the industries of our customers and the economy as a whole; and

•	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

If securities analysts do not publish research or reports about iTrackr’s business or if they downgrade its stock, the price of its stock could decline.

The research and reports that industry or financial analysts publish about iTrackr or its business will likely have an effect on the trading price of its common stock.  If an industry analyst decides not to cover the Company, or if an industry analyst decides to cease covering the Company at some point in the future, the Company could lose visibility in the market, which in turn could cause its stock price to decline.  If an industry analyst downgrades iTrackr’s stock, its stock price would likely decline rapidly in response.

The concentration of iTrackr’s capital stock ownership with insiders will likely limit your ability to influence corporate matters.

iTrackr’s insiders, (its executive officers, directors, current five percent or greater stockholders and affiliated entities) together beneficially own approximately 73.1% of our outstanding common stock.   As a result, these stockholders, acting together, will have significant influence over all matters that require approval by the Company’s stockholders, including the election of directors and approval of significant corporate transactions.  Corporate action might be taken even if other stockholders, including those who purchased shares in this offering, oppose them.  This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

The Company does not expect to pay any cash dividends for the foreseeable future.

The Company does not anticipate that it will pay any cash dividends to holders of its common stock in the foreseeable future.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.  Investors seeking cash dividends in the foreseeable future should not purchase the Company’s common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

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

Holders

As of December 31, 2010, we had 102 stockholders of record of 20,319,997 shares of our common stock.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business.  The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay cash dividends in the years ended December 31, 2010 and 2009.

Transfer Agent

The transfer agent and registrar for our common stock is Manhattan Transfer Registrar Company.  Their address is 57 Eastwood Road, Miller Place, NY 11764 and its telephone number at that location is 631-928-6171.

Equity Compensation Plans

Information regarding our equity compensation plans may be found in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

Recent Sales of Unregistered Securities

•	On June 30, 2010, the Company issued 101,000 shares of common stock to ChatStat in exchange for the settlement of $32,000 owing from the purchase of their chat software technology.

•	On June 30, 2010, the Company issued 100,000 shares of common stock to Chris Maggiore in exchange for services value at $30,000 (See “Selling Stockholders” Footnote 114 above).

•	On June 5, 2010, the Company issued 125,000 shares of common stock to Mihir Sevak, Chief Technology Officer of iTrackr in exchange for services value at $37,500.

•
On March 11, 2010, the Company issued 360,000 shares of common stock valued at $108,000 as a result of a legal settlement with Marc Falcone a former business development consultant to the Company.  Said shares were distributed to Marc Falcone (240,000 shares), Alan Frank (108,000 shares) and Alexander Palamarchuk (12,000 shares)  (See “Selling Stockholders” Footnote 69-71 above).  The Company relied on Section 4(2) of the Securities Act.

•
On March 15, 2010, the Company received $50,000 in exchange for the issuance of 166,666 shares of common stock to Chris Maggiore.  In addition, on June 3, 2010, Mr. Maggiore exercised a warrant to purchase an additional 166,666 shares of common stock in exchange for $50,000.  Mr. Maggiore provides business advisory services to the Company (See “Selling Stockholders” Footnote 114 above).  The Company relied on Section 4(2) of the Securities Act.

•
On February 16, 2010, the Company converted $42,466.48 of shareholder loans to 119,999 shares of common stock which were distributed to Maplehurst Investment Group (36,260 shares), American Capital Ventures, Inc. (56,402 shares) and Jason Lyons (28,670 shares) (See “Selling Stockholders” Footnote 72-74 above).  The Company relied on Section 4(2) of the Securities Act.

•
On February 5, 2010, the Company sold a warrant to an accredited investor for $50,000. Under the terms of the warrant, the investor has the right to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.40 per share (See “Selling Stockholders” Footnote 75 and 100 above).  The Company relied on Section 4(2) of the Securities Act.

•
During December, 2009, the Company converted $29,944 of shareholder loans due to Stella Gostfrand, founder and former CEO of Must Haves, Inc. to 59,888 shares of common stock (See “Selling Stockholders” Footnote 65 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Delivery Technology Solutions (formerly Inflot Holdings Corp.) converted $270,000 of convertible debt principle and interest into 1,386,322 shares of common stock (See “Selling Stockholders” Footnote 98 and 110 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Ted Cooper converted $559,302 of convertible debt principle and interest into 1,118,603 shares of common stock (See “Selling Stockholders” Footnote 88 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Robert Gleckman converted $110,825 of convertible debt principle and interest into 221,649 shares of common stock (See “Selling Stockholders” Footnote 87 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, The Borg Trust converted $55,844 of convertible debt principle and interest into 111,688 shares of common stock (See “Selling Stockholders” Footnote 86 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Robert Klinek & Susan Pack converted $57,139 of convertible debt principle and interest into 114,277 shares of common stock (See “Selling Stockholders” Footnote 85 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, The Winston Family Trust converted $34,631 of convertible debt principle and interest into 69,261 shares of common stock (See “Selling Stockholders” Footnote 84 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Dominick & Judy Aprile converted $28,879 of convertible debt principle and interest into 57,758 shares of common stock (See “Selling Stockholders” Footnote 83 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Charlie Bonafede converted $5,683 of convertible debt principle and interest into 11,366 shares of common stock (See “Selling Stockholders” Footnote 82 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Dawn Maywood converted $5,781 of convertible debt principle and interest into 11,562 shares of common stock (See “Selling Stockholders” Footnote 81 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Sam Maywood converted $5,781 of convertible debt principle and interest into 11,562 shares of common stock (See “Selling Stockholders” Footnote 80 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Dr. Michael Gelbar converted $116,666 of convertible debt principle and interest into 233,332 shares of common stock (See “Selling Stockholders” Footnote 79 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Patricia Scarpella converted $87,510 of convertible debt principle and interest into 175,019 shares of common stock (See “Selling Stockholders” Footnote 78 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Shirley Harnick converted $58,347 of convertible debt principle and interest into 116,693 shares of common stock (See “Selling Stockholders” Footnote 77 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Michael Nielsen converted $41,083 of convertible debt principle and interest into 82,165 shares of common stock (See “Selling Stockholders” Footnote 76 and 112 above).  The Company relied on Section 4(2) of the Securities Act.

•
On May 5, 2008, Mark MacDougal received 100,000 shares of common stock as an employee bonus valued at $50,000 (See “Selling Stockholders” Footnote 15 above).  The Company relied on Section 4(2) of the Securities Act.

•
On May 5, 2008, Justin Van Winkle received 100,000 shares of common stock as an employee bonus valued at $50,000 (See “Selling Stockholders” Footnote 13 above).  The Company relied on Section 4(2) of the Securities Act.

•
On February 20, 2008, Steve Danzo earned 14,025 shares of common stock in exchange for services valued at $7,013 (See “Selling Stockholders” Footnote 92 above).  The Company relied on Section 4(2) of the Securities Act.

•
On August 21, 2007, Red Rock Strategies Ltd. converted $55,313.70 of convertible debt principle and interest into 2,765,685 shares of common stock at an exercise price of $0.02 per share (See “Selling Stockholders” Footnote 107 above).  The Company relied on Section 4(2) of the Securities Act.

•
On August 21, 2007, New Link Ltd. Corp converted two notes totaling $211,403.29 of convertible debt principle and interest into 3,385,280 shares of common stock.  Note 1 total principle and interest was $156,193 and converted into 624,773 shares of common stock at an exercise price of $0.25 per share (See “Selling Stockholders” Footnote 109 above).  Note 2 total principle and interest was $55,210 and converted into 2,760,507 shares of common stock at an exercise price of $0.02 per share (See “Selling Stockholders” Footnote 107 above).  The Company relied on Section 4(2) of the Securities Act.

•
On August 21, 2007, Landmark, Inc. converted $26,069.86 of convertible debt principle and interest into 104,279 shares of common stock at an exercise price of $0.25 per share (See “Selling Stockholders” Footnote 109  above) The Company relied on Section 4(2) of the Securities Act.

•
On August 21, 2007, Beatrice Anne Rizzo, wife of John Rizzo, CEO and Chairman of iTrackr Systems, Inc. converted $98,516.85 of convertible debt principle and interest into 985,169 shares of common stock.

•	On July 1, 2007 (See “Selling Stockholders” Footnote 11 and 108 above) The Company relied on Section 4(2) of the Securities Act.

•
Jarem Archer, founder of iTrackr, Inc. received 750,000 shares of common stock on July 1, 2007 in lieu of salary valued at $37,500 (See “Selling Stockholders” Footnote 1 above) The Company relied on Section 4(2) of the Securities Act.

•
On July 1, 2007, John Rizzo received 5,000,000 shares of common stock in lieu of salary valued at $250,000 (See “Selling Stockholders” Footnote 2  above) The Company relied on Section 4(2) of the Securities Act.

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

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

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

ITEM 6.  SELECTED FINANCIAL DATA.

A registrant that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

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

The following discussion and analysis of the results of operations and financial condition of the Company on a consolidated basis for the years ended December 31, 2010 and 2009 and should be read in conjunction with iTrackr’s consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Prospectus.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Prospectus.  We use words such as “anticipate,” “estimate,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expression to identify forward-looking statements.

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

In addition, pursuant to the Plan of Merger Agreement, on January 12, 2010 Stella Gostfrand submitted her resignation as an officer and director of the Company, and also on January 12, 2010 Michael Uhl, Dave Baesler and John Rizzo were appointed to serve as members of the board of directors of the Company, all of which will be effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act. Upon the consummation of the Reverse Merger on January 12, 2010 Ramesh Anand was appointed to serve as Chief Operating of the Company, and Mr. Rizzo was appointed to serve as Chief Executive Officer and Chief Financial Officer of the Company.

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

iTrackr generates revenues primarily through the licensing of its ChatTrackr to Saveology and RespondQ. These customers use our application service provider (“ASP”) system, outsourcing our chat applications for a monthly fee-per-agent, or license fee and in certain cases, an annual enterprise fee.

In addition, we offer customers a hosted ChatTrackr solution, enabling them to download our software on their website, where agents download a fee-based desktop application, while we manage the service on our network for an additional fee.  Examples of websites we manage include www.buycomcast.com and www.buytimewarner.com.  We also bill customers for maintenance and upgrades to our service.

Our plans to grow our customer support business is to position ChatTrackr as a sales tool for online retailers, increasing fees through customer additions, traffic and through the number of agents using ChatTrackr.  We intend to expand our product search business by offering this service to existing ChatTrackr customers as a means of driving further traffic to their own websites and transactional volume.  Our target markets include all ecommerce businesses, financial services, healthcare and automotive.

Our primary sources of operating funds have been historically through the issuance of debt and equity.  For the year ended December 31, 2010 we raised $50,000 from the sale of a warrant, $100,000 from the sale of common stock and $139,500 in debt.  For the year ended December 31, 2009, we raised $333,312 in debt.  To finance our growth strategy, we may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At December 31, 2010, iTrackr Systems had assets of $118,091, including cash on hand of $9,051 and accounts receivable of $45,168.  For the years ended December 31, 2010 the Company had revenue of $106,409, and net losses of $981,805, of which $483,459 was related to stock compensation expense.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations.  The Company currently receives approximately $16,000 to $23,000 per month in sales revenue.  The Company currently needs approximately $15,000 to $20,000 per month to fund our minimum cash outflows and $43,300 to $53,300 per month to maintain and expand our sales and operations.  The difference between the required minimum cash outflows of $15,000 to$20,000 per month and $43,300 to $53,300 per month primarily represents the salaries of 4 to 8 additional sales and administrative personnel, whom we intend to gradually hire as our cash flow increases.  Thus, the Company will need approximately $180,000 to $300,000 to continue through September 30, 2011.  In order to meet our cash needs, management is working to secure additional sales and debt and equity financing.  In the event no outside funding is achieved or sales remain flat  Mr. Rizzo, our CEO will continue to provide personal funds as needed to fund our required minimum cash outflows.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000.  However, the Company does not expect to need the full commitment amount primarily as a result of increasing sales.

Critical Accounting Policies

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

Stock-Based Compensation

The Company accounts for all compensation related to stock, options and warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.

In calculating this fair value, there are certain assumptions that we use consisting of:

1)
The expected life of the option.  No incentive stock options have been granted to date.  In the event the Company issues employee options, we will base our determination of expected life on the guidance in ASC 718-10-55-29 to 34.  The Company utilizes the contract term of each non qualified option except in the event that the option is not transferrable in which case we apply the aforementioned guidance in determining the expected term.

2)	Risk-free interest rate. We use the treasury bill rate that most closely aligns with the duration of the derivative.

3)	Dividend yield. Until a dividend is offered this input will always be zero.

4)	Volatility. We use the Dow Jones Internet Composite Index (Ticker: FDN) from inception of the index to the date of grant.

5)	Forfeiture rate. To date this rate has been zero.

6)	Stock price (see discussion below).

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

Goodwill

Goodwill is no longer amortized, but evaluated for impairment annually, or immediately if conditions indicate that impairment could exist.  Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets.  The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units.  Goodwill is then tested for impairment at least annually for each reporting unit.  Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value.  If the fair value exceeds the carrying value, no further testing is required.  If the carrying value exceeds the fair value, a step two test must be performed.  Step two includes estimating the fair value of all tangible and intangible assets for the reporting unit.  The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of the reporting unit total assets determined in step one.  The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value.  Any material negative change in the fundamental outlook of our business, our industry or the capital market environment could cause the reporting unit to fail step one.  Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed.

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

RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010 were $106,409 compared to revenues of $7,493 for the year ended December 31, 2009.  The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of live chat software which began in our fourth quarter of 2009.  Of the $106,409 in 2010 sales, $229 relates to click through referral fees and $106,180 to sales related to ChatTrackr.  Two customers, Saveology and RespondQ, accounted for 53% and 47%, respectively of our ChatTrackr related sales.  These results compare to 2009 where $1,707 related to click through referral fees and $5,786 to sales related to ChatTrackr made to Saveology.

During the year ended December 31, 2010, Saveology and RespondQ were our only ChatTrackr customers.  Both customers’ contracts are identical except for the payment terms where the Company bills Saveology monthly on net 30 day payment terms at the rate of $0.75 per chat hour and RespondQ pays a flat $12,700 per month on net 30 day payment terms with an initial fee of $25,000 due 90 days from the agreement date.  The Saveology agreement was entered into on September 1, 2009 and the Respond Q agreement was entered into on November 1, 2010.  Under both agreements, the Company provides Click2Chat (i.e., ChatTrackr) software as a service.  The initial contract term is 12 months and renews for successive 12 month periods unless terminated by the Company.  Services that are voluntarily terminated are payable to the Company through the then current 12 month term.  both contracts are currently in force.

Operating Expenses

Total operating expenses for the year ended December 31, 2010 were $1,101,073 or 80% higher compared to $610,973 for the year ended December 31, 2009.  The $490,100 increase in operating expenses is primarily the result of a $451,790 increase in non-cash stock compensation expense recorded as a result of warrant issuances and stock paid for services and $122,860 increase in professional services offset by a $87,636 decrease in personnel costs.  Excluding stock compensation costs incurred during both 2010 and 2009, the Company incurred operating expenses of $617,614 and $579,304 during 2010 and 2009, respectively, representing a $38,310, or 7% increase in operating expenses during 2010 compared to 2009.

Other Income and Expense

Total other income and expense was income of $12,859 for the year ended December 31, 2010 compared to expense of $253,462 for the year ended December 31, 2009.  The $266,321, decrease was due to a decrease of 1) $74,149 in interest expense as our debt balance during 2010 decreased compared to 2009 where we converted $1,437,467 of principle accrued interest into 3,721,257 shares of stock in October of 2009; 2) $25,000 accrued for the settlement of a legal claim by a former consultant; and 3) $138,000 write-off of a worthless strategic investment recognized in 2009 and not 2010 offset by a gain recognized as a result of the Company writing off $29,172 of liabilities assumed in the merger with Must Haves, Inc..

Net Loss

 Our net loss was $981,805 for the year ended December 31, 2010, compared to a loss of $856,942 for the year ended December 31, 2009.  The $124,863 or 15% increase in net loss in 2010 compared to 2009 was primarily due to increases in professional fees, stock compensation expense offset by decreases in personnel costs and other income and expense.  Excluding stock compensation costs incurred during both 2010 and 2009, the Company’s net loss for 2010 was $498,346 compared to $825,273 during 2009 representing an improvement of $326,927, or 40% during 2010 compared to 2009.

Liquidity and Capital Resources

From inception to December 31, 2010, we have incurred an accumulated deficit of $4,074,259.  This loss has been incurred through a combination of stock compensation of $1,154,316, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the year ended December 31, 2010 we had a net increase in cash of $5,827.  Total cash resources as of December 31, 2010 was $9,051 compared with $3,223 at December 31, 2009.

Our accounts payable and accrued expense balance as of December 31, 2010 was approximately $763,500 and includes $687,500 due to our CEO for unpaid salary and benefits and $76,000 of accounts payable and accrued liabilities.  As of December 31, 2010, we have $45,168 of accounts receivable and cash of $9,051.  Between accounts receivable and cash on hand we have enough to fund approximately ten to thirteen weeks of required minimum cash outflows (See discussion below).

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

The Company currently receives approximately $16,000 to $23,000 per quarter in sales revenue compared to $15,000 to$20,000 per month in required minimum cash outflows.  Due to our limited operating history, we cannot estimate the level of future sales and may not generate enough cash to cover our required minimum cash outflows.  With the acquisition of RespondQ in November 2010 as a new customer combined with Saveology, we are in a much better position to fund our required minimum cash outflows.  However, in order to expand our sales efforts we will gradually need approximately $43,300 to $53,300 per month.  The difference between the required minimum cash outflows of $15,000 to$20,000 per month and $43,300 to $53,300 per month primarily represents the salaries of 4 to 8 additional sales and administrative personnel, whom we intend to gradually hire as our cash flow increases.  In order to meet this increase our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions.  In the event no outside funding is achieved or sales remain flat Mr. Rizzo, our CEO will continue to provide personal funds as needed to fund our required minimum cash outflows.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to an additional $250,000.  However, the Company does not expect to need the full commitment amount primarily as a result of increasing sales.

Net cash used by operating activities was $258,768 for the year ended December 31, 2010 as compared to $414,379 for the year ended December 31, 2009.

Net cash provided by investing activities was $95 for the year ended December 31, 2010 as compared to cash used of $98,854 for the year ended December 31, 2009.

Net cash provided by financing activities was $264,500 for the year ended December 31, 2010 as compared to $333,312 for the year ended December 31, 2009.
31, 2008.

During the year ended December 31, 2010, iTrackr Systems, Inc.:

•	Received $50,000 in exchange for the issuance of 166,666 shares of restricted common stock.

•	Received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.

•	Received $50,000 in exchange for a warrant to purchase 1,000,000 shares of common stock.

•	Converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.

•	Received gross proceeds of $139,500 from promissory notes.

•	Issued 360,000 shares of restricted common stock valued at $108,000 to settle a legal dispute with Marc Falcone.

•	Issued 101,000 shares of restricted common stock to settle accounts payable valued at $32,000.

•	Issued 350,000 shares of restricted common stock in exchange for services valued at 105,000.

During the year ended December 31, 2009, iTrackr, Inc.:

•	Issued 150,000 shares of restricted common stock in exchange for services valued at $75,000.

•	Converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock.

•	Received gross proceeds of $333,312 from promissory notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
iTrackr Systems, Inc.
(formerly Must Haves, Inc.)

We have audited the accompanying balance sheets of iTrackr Systems, Inc. (formerly Must Haves, Inc.) (the “Company”), as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of iTrackr Systems, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ Bedinger & Company
  Certified Public Accountants
  Concord, California
  February 7, 2011

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Balance Sheets

	December 31,
	2010	2009
Assets
Current Assets
Cash	$9,051	$3,223
Accounts receivable (Note B)	45,168	5,786

Total Current Assets	54,219	9,009

Fixed assets (Note C)	206,211	206,211
Accumulated depreciation	(142,339)	(106,856)
Net fixed assets	63,872	99,355

Total Assets	$118,091	$108,364

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$763,500	$524,879
Promissory notes (Note E)	56,000	25,000
Promissory notes - related party (Note E)	192,812	151,312

Total Current Liabilities	1,012,312	701,191

Total Liabilities	1,012,312	701,191

Stockholders' Deficit (Note F)
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding 20,319,997 and 13,990,413 at December 31, 2010 and December 31, 2009, respectively.	3,142,538	980,148
Common stock payable	37,500	1,451,979
Deficit accumulated during the development stage	(4,074,259)	(3,024,954)
Total Stockholders' Deficit	(894,221)	(592,827)
Total Liabilities and Stockholders' Deficit	$118,091	$108,364

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	Year Ended
	December 31,
	2010	2009
Revenue	$106,409	$7,493

Operating Expenses
Personnel	303,348	390,984
Professional fees	207,205	84,345
Stock compensation	483,459	31,669
Travel and entertainment	300	-
Communications	7,569	9,089
Marketing	-	4,796
Website	45,576	41,286
Depreciation	35,482	33,508
General	18,134	15,296

Total operating expenses	1,101,073	610,973

Loss from operations	(994,664)	(603,480)

Other Income and (Expense)
Interest expense	(16,313)	(90,462)
Other expense	-	(163,000)
Other income	29,172	-
Total other income and (expense)	12,859	(253,462)

NET LOSS	$(981,805)	$(856,942)

Net loss per common share basic and diluted	$(0.05)	$(0.06)
Weighted average common shares outstanding
basic and diluted	20,036,477	14,632,513

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	2,636,362	1,050,000
Stock options	5,505,000	5,255,000
Convertible promissory notes	-	3,242

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2010 and 2009

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	(Deficit)
BALANCES December 31, 2008	13,990,413	$955,979	$7,013	$(2,168,012)	$(1,205,020)

Stock to be issued for conversion of debt			1,437,466		1,437,466
Stock issued for services			75,000		75,000
Stock options expense		24,169			24,169
Net loss				$(924,442)	(924,442)
BALANCES December 31, 2009	13,990,413	$980,148	$1,519,479	$(3,092,454)	$(592,827)

Stock issued for conversion of debt	3,842,589	1,486,946	(1,444,479)		42,467
Stock issued for legal settlement	360,000	108,000			108,000
Stock issued for cash	333,332	100,000			100,000
Stock issued for services	389,025	142,500	(37,500)		105,000
Stock issued for accounts payable	101,000	32,000			32,000
Fair market value of warrants issued		320,459			320,459
Shares issued in merger	1,303,638	(27,515)			(27,515)
Net loss				(981,805)	(981,805)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,074,259)	$(894,221)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	Year Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(981,805)	$(924,442)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	35,482	33,508
Asset impairment	-	138,000
Compensation expense on fair market value of options issued	-	24,169
Compensation expense on fair value of warrants issued	270,459	-
Stock compensation expense	213,000	75,000
Common stock issued for accrued interest	466	137,467
Common stock issued for accounts payable	32,000	-
Changes in operating accounts:
Accounts receivable	(39,382)	(5,786)
Other current assets	1,562	-
Accounts payable and accrued expenses	209,450	107,705

CASH (USED) BY OPERATING ACTIVITIES	(258,768)	(414,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	95	-
Acquisition of furniture and equipment	-	(98,854)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	95	(98,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	50,000	-
Issuance of common stock for cash	100,000	-
Repayment of promissory notes	(25,000)	-
Repayment of related party notes	-	-
Proceeds from promissory notes	98,000	292,000
Proceeds from related party notes	41,500	41,312

CASH PROVIDED BY FINANCING ACTIVITIES	264,500	333,312

NET INCREASE (DECREASE) IN CASH	5,827	(179,921)
CASH, beginning of period	3,223	183,144
CASH, end of period	$9,051	$3,223

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$213,000	$75,000
Value of Common Stock issued for accrued interest	$466	$137,467
Value of Common Stock issued for debt principle	$42,000	$1,300,000
Value of Common Stock issued for accounts payable	$32,000	$-
Value of warrants issued	$270,459	$-

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

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

In 2009, iTrackr purchased online customer support software technology from ChatStat for approximately $95,000.  iTrackr has launched its customer support chat software which facilitates real-time customer support, expert advice, and paid transactions.

On January 12, 2010, the Company closed a share exchange transaction pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc.  iTrackr, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of iTrackr, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of iTrackr, Inc.  Our financial statements, after completion of the Merger, include the assets and liabilities of both Must Haves, Inc. and iTrackr, Inc.  We accounted for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (iTrackr, Inc.) is presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Must Haves, Inc.) after giving effect to the number of shares issued in the business combination (1,303,638 shares).  Shares retained by the legal acquirer (Must Haves, Inc. 1,303,638 shares) are reflected as an issuance as of the reverse merger date (January 12, 2010) for the historical amount of the net assets of the acquired entity which is in this case is a net liability of $27,515.

During 2010 we completed the development of our Chat software and TrackiT, PriceiT and iTrackr community applications thereby leaving the Development Stage and focusing increasing attention on sales.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development activities and sales initiatives, the Company has sustained operating losses and has an accumulated deficit of $4,074,259 and $3,024,954 at December 31, 2010 and December 31, 2009, respectively.  In addition, the Company has negative working capital of $958,093 and $692,182 at December 31, 2010 and 2009, respectively.

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

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

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

Sales and marketing costs

Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.  For the year ended December 31, 2010 and 2009, the Company incurred no marketing and advertising expense.

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

Level 1 — inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2010.

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies

Fair Value of Financial Instruments (Continued)

Level 2 — inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2010.

Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2010.

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

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies

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

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009.  The Company adopted this statement no significant financial impact.

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

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies

Recent Accounting Pronouncements (Continued)

ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, this statement had no impact on its financial statements.

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

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers.  At December 31, 2010, two customers accounted for 100% (70% and 30%) of accounts receivable.  At December 31, 2009, one customer accounted for 100% of accounts receivable.

During the year ended December 31, 2010, two customers accounted for 100% (53% and 47%) of revenue.  During the year ended December 31, 2009, two customers accounted for 90% (77% and 13%) of revenue.

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $45,168 and $5,786 as of December 31, 2010 and 2009, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any bad debts to date.  However, we periodically review accounts receivable for collectibility and will create an allowance for bad debts if our analysis so warrants.

NOTE C – FIXED ASSETS

Fixed assets consisted of the following:

	December 31,
	2010	2009
Computers and office equipment	78,974	78,974
Software	$127,237	$127,237
Total fixed assets	206,211	206,211
Accumulated depreciation	(142,339)	(106,856)
Fixed assets, net	$63,872	$99,355

During the years ended December 31, 2010 and 2009, the Company recognized $35,482 and $33,508, respectively in depreciation expense.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2010 consisted of $687,500 due to John Rizzo, CEO for unpaid salary and health insurance, $48,397 of professional services, $15,949 of accrued interest and $11,654 of trade payables.

Accounts payable and accrued expenses at December 31, 2009 consisted of $425,500 due to John Rizzo, CEO for unpaid salary and health insurance, $25,000 of accrued legal settlements, $15,126 of professional services, $102 of accrued interest, $40,000 remaining due to ChatStat for our technology purchase and $19,151 of trade payables.

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE E – NOTES

Promissory Notes – 3rd Party

	December 31,	December 31,
	2010	2009
Note payable bears interest at 9% per year, Matured March 14, 2010 converted to stock upon default at a conversion price of $0.35.	$-	$12,500
Note payable bears interest at 9% per year, Matured March 14, 2010 Converted to stock upon default at a conversion price of $0.35.	-	12,500
Note payable bears interest at 9% per year, Matures July 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000
Note payable bears interest at 8% per year, Matures March 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000
Note payable bears interest at 8% per year, Matures December 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	6,000
Totals	56,000	25,000

During the year ended December 31, 2010, the Company 1) received $17,000 in exchange for two convertible notes that were also converted along with the $25,102 of notes outstanding on December 31, 2009, 2) received a short term loan totaling $25,000 that was repaid seven days later, and 3) received $56,000 in exchange for promissory notes that accrue interest at eight (8%) and nine (9%) per annum (see table above).  In total, during the year ended December 31, 2010, the Company received $98,000 of notes, repaid $25,000 and converted $42,466, including $42,000 of principle and $466 of accrued interest into 121,332 shares of common stock.

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

Promissory Notes - Related Party

	December 31,	December 31,
	2010	2009
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matured December 31, 2010	$192,812	$151,312

During the year ended December 31, 2010, the Company received $41,500 from Bluewater Advisors as described in the table above.  Interest expense during the year ended December 31, 2010 was $14,879.

During the year ended December 31, 2009, the Company received $25,000 from Bluewater Advisors and issued a new note for $151,312 or $135,000 of principle and $16,312 of accrued interest.

Accrued Interest

During the year ended December 31, 2010 and 2009, the Company recognized $16,313 and $90,462, respectively related to all our outstanding notes payable.

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of December 31, 2010.

Common Stock

The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  20,319,997 shares have been issued as of December 31, 2010.

Stock Issued for Debt Repayment

During the year ended December 31, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.

During the year ended December 31, 2009, the Company converted $1,300,000 of principle and $137,467 of accrued interest into 3,721,257 shares of restricted common stock which were issued on April 28, 2010.

Stock Issued for Cash

During the year ended December 31, 2010, the Company 1) received $50,000 as a direct purchase and issued 166,666 shares of restricted common stock, and 2) received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.

Stock Issued for Services

During the year ended December 31, 2010, the Company finalized a legal settlement with Marc Falcone whereby in exchange for $108,000 or $0.30 per share we issued 360,000 shares of restricted common stock.

During the year ended December 31, 2010, the Company:

1) Issued 100,000 shares of restricted common stock for services valued at $30,000 or $0.30 per share.  The shares were issued for services to be provided through the end of 2010.

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

Stock issued for Accounts Payable

During the year ended December 31, 2010, the Company issued 101,000 shares of restricted common stock at $0.32 per share to settle $32,000 of the balance owing ChatStat for the purchase of their Chat software.

Stock Options (See footnote I)

During the year ended December 31, 2010, no option activity occurred.

During the year ended December 31, 2009, the Company canceled 1 million options due to termination.

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE G - COMMITMENTS

The Company has no commitments as of December 31, 2010.

NOTE H – WARRANTS

At December 31, 2010, the Company had 2,105,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
2/5/2010	1,000,000	$0.40	12/31/15
3/1/2010	1,000,000	$0.10	10/31/11

Total	2,105,333

During the year ended December 31, 2010, the Company:

•	Issued 2,271,999 warrants to purchase one share of common stock for each warrant issued.

•	Received $50,000 upon the exercise of a warrant and issued 166,666 shares of restricted common stock.

•	Received $50,000 upon the sale of a warrant to an accredited investor.

•	Canceled two warrants totaling 800,000 shares as a result of expiration.

All the warrants issued through December 31, 2010 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and the exercise price attributable to that warrant.  The fair value of the warrants issued was $320,459 offset by the $50,000 warrant sale resulting in $270,459 of net stock compensation expense.

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

During the year ended December 31, 2010, the Company made one grant of 250,000 fully vested common stock options.  The options value was nominal as calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility; 38% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.28%, spot price; $0.20, expected term; 1.5 years and exercise price; $0.25.

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

During the year ended December 31, 2009 1 million options were canceled due termination of the people to whom they were granted and their failure to exercise according to the terms of the option grant.

The following table summarizes the Company's stock option activity for the years ended December 31, 2010 and 2009:

	December 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,255,000	$0.18	6,255,000	$0.23
Granted	250,000	0.25	-	-
Canceled	-	-	(1,000,000)	(50.00)
Exercised	-	-	-	-
Outstanding at end of quarter	5,505,000	$0.18	5,255,000	$0.18

Options exerciseable at December 31	5,505,000		5,255,000

The following table summarizes information about the Company's stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2010	Weighted Average Contractural Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.40	1,000,000	-	$0.40	1,000,000	$0.07
0.25	1,250,000	-	0.25	1,250,000	0.06
0.10	2,375,000	-	0.10	2,375,000	0.04
0.05	880,000	-	0.05	880,000	0.01

Total	5,505,000	-	$0.18	5,505,000	$0.18

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

The following table summarizes information about the Company's stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2009	Weighted Average Contractural Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.40	1,000,000	-	$0.40	1,000,000	$0.08
0.25	1,000,000	-	0.25	1,000,000	0.05
0.10	2,375,000	-	0.10	2,375,000	0.05
0.05	880,000	-	0.05	880,000	0.01
Total	5,255,000	-	$0.18	5,255,000	$0.18

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.

During the year ended December 31, 2010 and 2009, the Company recognized $0 and $24,169, respectively, of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

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

The Merger was accounted for as a “reverse merger,” as the stockholders of iTrackr, Inc. owned a majority of the outstanding shares of Must Haves, Inc. common stock immediately following the Merger.  iTrackr, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of iTrackr, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of iTrackr, Inc.  Our financial statements, after completion of the Merger, include the assets and liabilities of both Must Haves, Inc. and iTrackr, Inc.  We accounted for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (iTrackr, Inc.) is presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Must Haves, Inc.) after giving effect to the number of shares issued in the business combination (1,303,638 shares).  Shares retained by the legal acquirer (Must Haves, Inc. 1,303,638 shares) are reflected as an issuance as of the reverse merger date (January 12, 2010) for the historical amount of the net assets of the acquired entity which is in this case is a net liability of $27,515.

The following unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of iTrackr, Inc. appearing elsewhere in this Current Report.  The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2008 for purposes of the statement of operations.  The Company evaluated the existence of intangible assets that should be recognized in business combinations, pursuant to ASC 805-20-25-4.  No intangible assets were identified.

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

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

The summarized balance sheet of Must Haves, Inc. on January 12, 2010 was as follows:

Cash	$95
Other current assets	1,562

$1,657
Current liabilities	$29,172
Total stockholders’ equity	(27,515)
$1,657

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE J – MERGER (Continued)

The condensed pro forma results of operations for the years ended December 31, 2009 and 2008 are as follows:

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

1) Represents Must Haves, Inc. pre merger shares outstanding.

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE J – MERGER (Continued)

The condensed pro forma balance sheet as of December 31, 2009 is as follows:

iTrackr Systems, Inc.
Unaudited Pro Forma Balance Sheet
As of December 31, 2009

		Must
	iTrackr, Inc.	Haves, Inc.	Merger
	Actual	Actual	Adjustments		Pro Forma
ASSETS
CURRENT ASSETS
Cash	$3,223	$95	$-		$3,318
Accounts receivable, net	5,786	1,562	-		7,348

TOTAL CURRENT ASSETS	9,009	1,657	-		10,666

Fixed assets
Cost	206,211	-	-		206,211
Accumulated Depreciation	(106,856)	-	-		(106,856)
Net	99,355	-	-		99,355

TOTAL ASSETS	$108,364	$1,657	$-		$110,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$524,777	$29,172	$-		$553,949
Accrued interest payable	102	-	-		102
Convertible promissory notes	25,000	-	-		25,000
Shareholder loans	151,312	-	-		151,312

TOTAL CURRENT LIABILITIES	701,191	29,172	-		730,363

COMMITMENT	-	-	-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock payable	1,451,979	-	-		1,451,979
Common stock	980,148	189,416	(189,416)		980,148
Common stock issued in reverse merger	-	-	(27,515	)1)	(27,515)
Accumulated earnings (deficit)	(3,024,954)	(216,931)	216,931		(3,024,954)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(592,827)	(27,515)	-		(620,342)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$108,364	$1,657	$-		$110,021

1)
  Due to the nominal assets and operations of Must Haves, Inc. we have accounted for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (iTrackr, Inc.) should be presented as the equity of the combined enterprise.  However, the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Must Haves, Inc.) after giving effect to the number of shares issued in the business combination (1,303,638 shares).  Shares retained by the legal acquirer (Must Haves, Inc. 1,303,638 shares) are reflected as an issuance as of the reverse merger date (January 12, 2010) for the historical amount of the net assets of the acquired entity which is in this case is a net liability of $27,515.

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE K - INCOME TAXES

      For the year ended December 31, 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2010 and 2009, the Company had approximately $2,755,000 and $2,250,000, respectively of accumulated federal net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2026.  The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$2,249,354	$1,535,924
Total deferred tax assets	2,249,354	1,535,924

Net deferred tax assets before valuation allowance	2,249,354	1,535,924
Less: Valuation allowance	(2,249,354)	(1,535,924)
Net deferred tax assets	$-	$-

            For financial reporting purposes, the Company has incurred a loss since its inception.  Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended December 31,
	2010	2009
Federal and statutory rate	15%	15%
Change in valuation allowance on deferred tax assets	$505,000	$713,000

NOTE L – LEGAL PROCEEDINGS

As of December 31, 2009, the Company was party to a lawsuit brought by Marc Falcone.  In this action, Mr. Falcone asserted numerous claims against certain defendants arising out of his former service to iTrackr, Inc. as a contracted consultant.  The Company asserted numerous defenses and affirmative defenses, including, but not limited to, the fact that Falcone failed to fulfill his obligations under the agreement.  On February 16, 2010, the Company and Mr. Falcone executed a settlement agreement without either side admitting fault.  The terms of the settlement agreement call for the payment of $25,000 and the issuance of 360,000 shares of common stock in exchange for a full release of all claims.  As of December 31, 2010, the Company has paid all monies and issued all stock related to this settlement.

NOTE M – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through February 11, 2011.

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

See our 8-K filed on August 27, 2010 pursuant to item 4.01; Changes in Registrant’s Certifying Accountant, and 8-K/A filed on September 21, 2010 pursuant to Item 4.02; Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

 The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Our Board of Directors were advised by Bedinger and Company, our independent registered public accounting firm, that during their performance of audit procedures for the year ended December 31, 2010 and 2009, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 5 in our internal control over financial reporting.  Our auditors have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

Limitations on the Effectiveness of Controls and Other Matters

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risk Factor Related to Controls and Procedures

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash until the Company’s level of business activity increases.  As a result, there is limited segregation of duties amongst the employees.  The Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.

ITEM 9B.  OTHER INFORMATION.

During the fourth quarter of 2010, Mihir Sevak, Chief Technology Officer left the Company to pursue other opportunities.  His employment contract contained an “at will” clause allowing either party to terminate the relationship without cause.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, age and position of the executive officers and directors of iTrackr Systems, Inc.  Directors are elected at annual meeting of shareholders and serve for one year or until their successors are elected and qualify.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors of Directors.

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

The Board of Directors and Committees

Our board consists of three directors.  Although we are not required, a majority of the directors are “independent” as defined under and required by applicable securities laws.  At each annual meeting our stockholders elect our full Board of Directors and our directors serve until their successors are elected or appointed, unless their office is vacated earlier.  Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.

Board Leadership

Our Board of Directors has adopted a Charter of the Lead Independent Director, providing that in circumstances where the Chairman of the Board of Directors is not independent, our Board considers it to be useful and appropriate to designate a Lead Independent Director to coordinate activities of the other independent directors and to perform such other duties and responsibilities as our Board may determine from time to time.  Because John Rizzo is our Chief Executive Officer, as well as Chairman of the Board, we have designated a Lead Independent Director.  Michael Uhl currently serves as the Lead Independent Director.

The Lead Independent Director (if so designated) is responsible for coordinating the activities of the independent directors.  The designation of a Lead Independent Director is intended to facilitate communication between the independent directors and the Chairman/Chief Executive Officer and not to diminish the ability of any other independent director to communication directly with the Chairman/Chief Executive Officer at any time.  Our Board of Directors believes that this leadership structure is best for the Company at the current time, as it appropriately balances the need for the Chief Executive Officer to run the Company on a day-to-day basis with significant involvement and authority vested in an outside independent director member – the Lead Independent Director.  The roles of our Lead Independent Director are fundamental to our decision to maintain the combination of the Chief Executive Officer and Chairman of the Board positions.  Under our Charter of the Lead Independent Director, our Lead Independent Director must be independent.  The specific responsibilities of the Lead Independent Director include the following:

•
In consultation with other independent directors, consult with the Chairman as to an appropriate schedule of Board meetings, seeking to ensure that the independent directors can perform their duties responsibly without interfering with ongoing Company operations;

•	Consult with the Chairman regarding the information and agendas of the meetings of the Board of Directors;

•
Advise the Chairman as to the quality, quantity, and timeliness of information submitted by management that is necessary or appropriate for the independent directors to effectively and responsibly perform their duties;

•	Call meetings and prepare agendas for the independent directors, as appropriate;

•	Serve as the Chairman of, and prepare the agenda for the executive sessions of the independent directors and its non-employee directors;

•	Service as the principal liaison between independent directors and the Chairman and senior management;

•	Chair the meetings of the Board of Directors when the Chairman is not present; and

•
Respond directly to stockholder and other stakeholder questions and comments that are directed to the Lead Independent Director or to the independent directors as a group, with such consultation with the Chairman and the other directors as the Lead Independent Director may deem appropriate.

Director Qualifications

Each of our directors brings to our Board extensive management and leadership experience gained through their service in senior positions of diverse businesses.  In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations, including management of capital, risk and business cycles.  In the biographies of each of the directors provided above, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors.

In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board.

While we do not have a formal diversity policy, our Board of Directors believes it’s important for our Board to have diversity of knowledge base, professional experience and skills, and takes age, gender and ethnic background into account when considering director nominees.  As part of its annual self-evaluation, our Board will assess whether it properly considered diversity in identifying director nominees.

Risk Management

Our Board of Directors is responsible for reviewing and assessing business enterprise risk and other major risks facing the Company, and evaluating management’s approach to addressing such risks.  At each quarterly meeting, our Board reviews all key risks facing the Company, management’s plans for addressing these risks and the Company’s risk management practices overall.  To assist the Board in this oversight role, our Board of Directors seeks to have one or more directors with experience managing enterprise risk.

Our management is responsible for day-to-day risk management and regularly reports on risks to our Board of Directors.  Our management is also responsible to fulfill primary monitoring and testing functions for company-wide policies and procedures.  Our Board of Directors is responsible to manage the oversight of the risk management strategy for our ongoing business.  This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, and compliance and reporting levels.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our company and the leadership structure of our Board of Directors supports this approach.

Compensation Risk Management

In setting each element of executive compensation, our Board of Directors is also mindful of the level of risk-taking that any element may promote.  Our Board of Directors believes it is important to incentivize our executive officers to achieve annual Company and individual objectives, but balance promotion of such short-term interests with incentives that promote building long-term stockholder value.  Our Board of Directors believes the amount of long-term equity incentives included in our compensation packages mitigates the potential for excessive risk taking.  All of our named executive officers’ equity awards vest over a period of time, rather than upon achievement of specific performance objectives, and our Board of Directors has historically granted additional equity awards annually, which incentivizes these officers to continue to focus on our long-term interest.

Our Board of Directors has conducted an internal assessment of our compensation policies and practice in response to current public and regulatory concern about the link between incentive compensation and excessive risk taking by corporations.  We concluded that our program does not motivate excessive risk-taking and any risks involved in compensation are not reasonably likely to have a material adverse effect on the company.  Included in the analysis were such factors as the behaviors being induced by our fixed compensation system, the absence of any incentive awards, the oversight of our Board of Directors in the operation of our incentive plans and the high level of Board involvement in approving material investments and capital expenditures.

Board Composition

iTrackr did not pay any director compensation during the years ended December 31, 2010 or 2009.  The Company may begin to compensate its directors at some time in the future.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors.  The board of directors has determined that (i) Mr. Rizzo has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.   As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Our board of directors has determined that it currently has two members who qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15).  The independent directors are Michael Uhl and David Baesler.

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

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees.  Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.  A copy of our code of ethics will be posted on our corporate website at www.itrackr.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Secretary, iTrackr Systems, Inc., 433 Plaza Road, Ste 275  Boca Raton, FL 33432.  Any waivers of the application and any amendments to our code of ethics must be made by our board of directors and will be disclosed promptly on our corporate website.

ITEM 11.  EXECUTIVE COMPENSATION.

The primary goals of iTrackr’s board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation.

To achieve these goals, the Board of Directors recommends executive compensation packages to that are generally based on a mix of salary, discretionary bonus and equity awards.  Although the Board of Directors has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, the Company intends to implement and maintain compensation plans that tie a substantial portion of its executives’ overall compensation to achievement of corporate goals and value-creating milestones such as the development of the Company’s products, the establishment and maintenance of key strategic relationships, reaching sales and marketing targets and the growth of its customer base as well as its financial and operational performance, as measured by metrics such as revenues and profitability.

The Board of Directors performs reviews based on surveys of executive compensation paid by peer companies in the customer support and Internet services industry, as well as reviews other industries of similar age and size, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

The Board of Directors evaluates individual executive performance with a goal of setting compensation at levels the Board believes are comparable with executives in other companies of similar size and stage of development operating in the industry and are competitive and further the Company’s objectives of motivating achievement of its short and long term financial performance goals and strategic objectives, rewarding superior performance and aligning the interests of its executives and shareholders.  The compensation received by the Company’s executive officers consists of the following elements:

•	Base salary;

•	Discretionary annual bonus;

•	Equity-based long-term incentives, including stock appreciation rights and performance-based restricted stock; and

•	Options.

Base Salary

Base salaries are reviewed annually, and adjusted from time to time taking into account individual responsibilities, performance and experience.

The primary considerations the Board undertook when establishing Mr. Rizzo’s salary were the amount of responsibilities that he has been accountable for, in addition to the fact that he founded the company.  These responsibilities include: business development, oversight of operations, Chairman of the Board, financing and capitalization initiatives and sales and marketing. Essentially, Mr. Rizzo has performed all of these tasks since the inception of the business, enabling the company to maintain a reduced headcount.

Annual Incentive Compensation

In addition to base salaries, the Board of Directors has the authority to award discretionary annual bonuses to the Company’s executive officers.  The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the committee believes to be value-creating milestones.

Long-Term Equity Incentive Plan

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan.  The purpose of this Plan is to attract and retain directors, officers and other employees of the Company and its Subsidiary and to provide to such persons incentives and rewards for performance.

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

Summary Compensation Tables

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2010 whose compensation for that fiscal year was in excess of $100,000.  No other executive officer of iTrackr Systems, Inc. received compensation in excess of $100,000 during fiscal year 2010.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(c)		Bonus ($)(d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
John Rizzo,	2010	250,000	(2)						12,000	(3)	262,000
Chairman and	2009	179,500	(2)						-		179,500
CEO	2008	300,000	(2)	-	-	-	-	-	36,000	(3)	336,000

Stella Gostfrand	2010	-		-	-	-	-	-	-		-
Former Sole Officer	2009	-		-	-	-	-	-	-		-
And Director (1)	2008	-		-	-	-	-	-	-		-

(1)
Stella Gostfrand submitted her resignation as an officer and director, effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act.

(2)	All of Mr. Rizzo’s 2010 and 2008 salary was accrued. During 2009, $89,500 of Salary was accrued and $90,000 related to Mr. Rizzo’s 2009 salary was paid in cash in 2009.

(3)	Accrued reimbursement of unpaid health insurance and rent.

Long-Term Compensation- 2007 Long-Term Incentive Plan (“the Plan”)

The purpose of the Plan is to further and promote the interests of iTrackr and its stockholders by enabling iTrackr to attract, retain and motivate employees, non-employee directors and consultants or those who will become employees, non-employee directors or consultants, and to align the interests of those individuals and iTrackr’s stockholders.

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

Equity Compensation Plan Information

		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Expiration Date	Number of options and warrants that have not vested	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
John Rizzo, Chairman and CEO	1)	1,000,000	$0.25	07/01/2017	-
		1,000,000	$0.40	07/01/2017	-
Ramesh Anand, COO	1)	250,000	$0.25	01/05/2020	-
Other Options		2,375,000	$0.10	07/01/2017	-
		880,000	$0.05	07/01/2017	-

Warrants		105,333	$0.75	02/01/2015	-
		1,000,000	$0.40	12/31/2015	-
		1,000,000	$0.10	10/31/2011	-
Totals		7,610,333	$0.21			37,389,667

(1)	Includes only stock options. Total options outstanding as of December 31, 2010 was 5,505,000

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

John Rizzo

Under the terms of Mr. Rizzo’s contract, entered into in January, 2007, which held an initial term of 3 years, and has been extended by the Company’s board of Directors through May 2011, Mr. Rizzo is to be paid a base annual salary at the rate of $250,000 dollars per year.  Mr. Rizzo is entitled to Twelve (12) weeks vacation during each year of employment.  And his family shall be eligible to participate in the Company’s paid health plan.  However, if Mr. Rizzo so chooses, he can maintain his own family health plan and the Company will subsidize that plan in the amount of $1,000 per month.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity.  The Company intends to develop such a policy in the near future.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separate compensation committee.  During the fiscal year ended December 31, 2009, the sole officer and director of the Company, Stella Gostfrand was individually responsible for deliberations of the board concerning executive compensation.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity.  The Company intends to develop such a policy in the near future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2010, we have authorized 100,000,000 shares of common stock, no par value, of which 20,319,997 shares were issued and outstanding and 10,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding.  The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2010, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 433 Plaza Road, Ste 275  Boca Raton, FL 33432.

Name and address of the beneficial owner(1)	Number of Shares Beneficially Owned(2)	Percent of common stock
Ramesh Anand (3) 16301 Via Venetia East Delray Beach, FL 33484	250,000	1.22%
John Rizzo (4) 17597 Circle Pond Ct. Boca Raton FL 33496	7,250,000	32.48%
Michael Uhl (5) 301 Great Gable Drive Las Vegas, NV 89123	375,000	1.81%
David Baesler (6) 500 Morris Avenue Suite 301 Springfield, NJ 07081	450,000	2.17%

Directors and officers as a group	8,325,000	35.58%

Vicksburg (7)	2,000,000	8.96%
William Archer 1047 Coral Club Drive Coral Springs, FL 33071	1,061,760	5.23%
Ted Cooper PO Box 320956 Los Gatos, CA 95032	1,118,603	5.50%
Delivery Technology Solutions 433 Plaza Real, Ste. 275 Boca Raton, FL 33432	1,386,322	6.82%
Stella Gostfrand 1507 Presidential Way North Miami Beach, FL 33179	1,022,388	5.03%
Jan Moran 1047 Coral Club Drive Coral Springs, FL 33071	1,061,760	5.23%
Mark Moran 1047 Coral Club Drive Coral Springs, FL 33071	1,061,760	5.23%
Trans Atlantic Corporation Baiko Daskalov 33 Provdiv	1,515,685	7.46%
5% owners as a group	10,228,278	45.8%
Directors, officers and 5% shareholders as a group	18,553,278	73.1%

1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 433 Plaza Road, Ste 275  Boca Raton, FL 33432.

(2)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2010. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(3)	Including 250,000 shares of common stock underlying the Options.

(4)	Including 2,000,000 shares of common stock underlying the Options.

(5)	Including 375,000 shares of common stock underlying the Options.

(6)	Including 450,000 shares of common stock underlying the Options.

(7)	Including 2,000,000 shares of common stock underlying the Options.

Based upon a review of the forms furnished to iTrackr and written representations from its executive officers and directors, the Company believes that during fiscal 2010 all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than ten percent of its common stock were complied with.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2010 AND 2009, the Company received $41,500 and $150,750, respectfully from Bluewater Advisors, a company owned by John Rizzo, CEO, in exchange for convertible promissory notes.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Bedinger and Company (“Bedinger”) served as the Company’s independent auditor for the years ended December 31, 2010 and 2009.  The following is a summary of the fees billed to the Company by Bedinger for professional services rendered during the years ended December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Audit fees	$21,500	$8,560
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$21,500	$8,560

Pre-Approval Policy

The Board of Directors pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Board of Directors prior to the completion of the audit.  The scope of the pre-approval shall include pre-approval of all fees and terms of engagement.  The Board of Directors may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the Board of Directors at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1
Restated Articles of Incorporation of iTrackr Systems, Inc.  (Incorporated by reference from Exhibit 3.1 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2011).

3.2	By-laws of iTrackr Systems, Inc. (Incorporated by reference from Exhibit 3.2 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2011).

10.1	Agreement and Plan of Merger. Previously filed as Exhibit 2.1 with Form 8-K on December 16, 2009, Commission File No. 000-21810; incorporated herein by reference.

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

10.4	Form of Stock Option Plan (incorporated by reference from Exhibit 10.7 to the current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

10.5	Saveology Contract. (Incorporated by reference from Exhibit 10.5 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on August 17, 2010).

10.6
Bluewater note pursuant to Item 601(b)(10)(i) and (ii)(A) of Regulation S-K.  (Incorporated by reference from Exhibit 10.6 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on August 17, 2010).

10.7	Respond Q, LLC Contract. (Incorporated by reference from Exhibit 10.7 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on December 21, 2010).

14	Code of Ethics. Previously filed as Exhibit 14.1 with Form 10-K, on March 31, 2008, incorporated herein by reference.

23.1	Consent of Auditor

31.1	Certification of Principle Executive Officer and Principal Financial Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC. (Registrant)

February 11, 2011	By:	/s/ John Rizzo
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Rizzo	Chief Executive Officer and Chairman of the	February 11, 2011
John Rizzo	Board (Principal Executive Officer and Principal
Financial Officer)

/s/ David Baesler	Director	February 11, 2011
David Baesler

/s/ Michael Uhl	Director	February 11, 2011
Michael Uhl