Form 10-Q
period 2011-03-31
ITRACKR SYSTEMS INC
filed 2011-05-10
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

  ☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-52810

ITRACKR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	05-0597678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20423 State Road 7 Suite F6490 Boca Raton, FL	33498
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 5, 2011 the registrant had outstanding 20,319,997 shares of common stock, no par value per share.

ITRACKR SYSTEMS, INC.
FORM 10-Q

iTrackr Systems, Inc.
Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$285	$9,051
Accounts receivable (Note B)	37,088	45,168
Total Current Assets	37,373	54,219

Fixed assets (Note C)	206,211	206,211
Accumulated depreciation	(151,035)	(142,339)
Net fixed assets	55,176	63,872

Total Assets	$92,549	$118,091

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$150,644	$108,051
Accrue payroll (Note D)	702,000	639,500
Accrued Interest payable (Note E)	21,394	15,949
Convertible promissory notes (Note E)	56,000	56,000
Promissory notes - related party (Note E)	192,812	192,812

Total Current Liabilities	1,122,850	1,012,312

Total Liabilities	1,122,850	1,012,312

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,319,997 at March 31, 2011 and December 31, 2010, respectively.	3,142,538	3,142,538
Common stock payable	37,500	37,500
Deficit accumulated during the development stage	(4,210,339)	(4,074,259)
Total Stockholders' Deficit	(1,030,301)	(894,221)
Total Liabilities and Stockholders' Deficit	$92,549	$118,091

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
	Three Months Ended
	March 31,
	2011	2010
Revenue	$40,000	$10,742

Operating expenses
General and administrative	112,289	105,263
Research and development	49,651	47,652
Sales and marketing	-	-
Depreciation	8,695	9,051
Stock compensation	-	378,459

Total operating expenses	170,635	540,425

Loss from operations	(130,635)	(529,683)

Other Income and (Expense)
Interest expense	(5,445)	(3,743)
Total other income and expense	(5,445)	(3,743)
Earnings before taxes	(136,080)	(533,426)
Provision for income taxes	-	-
NET LOSS	$(136,080)	$(533,426)

Net (loss) per common share basic	$(0.01)	$(0.03)
Weighted average common shares outstanding basic	20,319,997	19,428,983

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	2,105,333	1,844,133
Stock options	5,505,000	5,505,000
Convertible promissory notes	1,608,809	-

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Deficit (Unaudited)
For the Three Months Ended March 31, 2011

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	(Deficit)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,074,259)	$(894,221)

Net loss				(136,080)	(136,080)
BALANCES March 31, 2011	20,319,997	$3,142,538	$37,500	$(4,210,339)	$(1,030,301)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,080)	$-
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	8,695	-
Compensation expense on fair value of warrants issued	-	270,459
Stock compensation expense	-	108,000
Common stock issued for accrued interest	-	466
Changes in operating accounts:
Accounts receivable	8,080	(1,478)
Accounts payable and accrued expenses	42,594	(4,513)
Accrued payroll	62,500	62,500
Accrued interest	5,445	3,277

CASH USED BY OPERATING ACTIVITIES	(8,766)	438,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	-	95

CASH PROVIDED BY INVESTING ACTIVITIES	-	95

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	50,000
Issuance of common stock for cash	-	50,000
Proceeds from promissory notes	-	17,000
Proceeds from related party notes	-	1,000

CASH PROVIDED BY FINANCING ACTIVITIES	-	118,000

NET INCREASE (DECREASE) IN CASH	(8,766)	556,806
CASH, beginning of period	9,051	3,223
CASH, end of period	$285	$560,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$-	$108,000
Value of Common Stock issued for accrued interest	$-	$466
Value of Common Stock issued for debt principle	$-	$42,000
Value of warrants issued	$-	$270,459

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Item 1.  Financial Statements.

Note A-Organization

Basis of Presentation

The unaudited financial statements of iTrackr Systems, Inc. as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $4,210,339 and $4,074,259 at March 31, 2011and December 31, 2010, respectively.  In addition, the Company has negative working capital of $1,085,477 and $958,093 at March 31, 2011 and December 31, 2010, respectively.

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

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $37,088 ($35,200 due from Respond Q and $1,888 due from Saveology) and $45,168 ($31,700 due from Respond Q and $13,468 due from Saveology) as of March 31, 2011 and December 31, 2010, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any bad debts to date.  However, the Company periodically reviews accounts receivable for collectibility and will create an allowance for bad debts if the analysis so warrants.

NOTE C – FIXED ASSETS

Fixed assets consisted of the following:

	March 31,	December 31,
	2011	2010
Computers and office equipment	78,974	78,974
Software	$127,237	$127,237
Total fixed assets	206,211	206,211
Accumulated depreciation	(151,035)	(142,339)
Fixed assets, net	$55,176	$63,872

During the three months ended March 31, 2011 and 2010, the Company recognized $8,695 and $9,051, respectively in depreciation expense.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED PAYROLL

Accounts payable and accrued expenses at March 31, 2011 consisted of $51,000 of health insurance premium reimbursement due to John Rizzo, CEO, for which no payments have been made from January 2007 through present, $58,798 of professional services and $40,846 of trade payables.

Accounts payable and accrued expenses at December 31, 2010 consisted of $48,000 of health insurance premium reimbursement due to John Rizzo, CEO, $48,397 of professional services and $11,654 of trade payables.

Accrued payroll represents amounts accrued and unpaid as of the related balance sheet date and due to our CEO, John Rizzo.  Pursuant to Mr. Rizzo’s employment agreement(s) effective each year starting in 2007 through present (approximately 4.25 years), the Company has been and is obligated to pay Mr. Rizzo and annual salary of $250,000.  Mr. Rizzo, received 5,000,000 shares in lieu of salary for the fiscal year ended December 31, 2007 and $90,000 in cash payments during 2009.  Mr. Rizzo has received no other cash payments.

NOTE E – NOTES

Promissory Notes – 3rd Party

	March 31,	December 31,
	2011	2010
Note payable bears interest at 9% per year, Matures July 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000	25,000
Note payable bears interest at 8% per year, Matures March 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000	25,000
Note payable bears interest at 8% per year, Matures December 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	6,000	6,000
Totals	56,000	56,000

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE E – NOTES (Continued)

Promissory Notes – 3rd Party (Continued)

During the three months ended March 31, 2011, the Company did not receive any loan proceeds or make any payments against the above outstanding notes.

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

During the three months ended March 31, 2011and 2010, the Company recognized $1,530 of interest expense and $0 on our non related party notes payable.  As of March 31, 2011 and December 31, 2010, the Company has outstanding $2,236 and $694, respectively, of accrued interest due under the note above.

Promissory Notes - Related Party

	March 31,	December 31,
	2011	2010
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at
9% per year, Matured December 31, 2010	$192,812	$192,812

During the year ended December 31, 2010, the Company received $41,500 from Bluewater Advisors a company owned by John Rizzo, CEO.  Interest expense during the year ended December 31, 2010 was $14,879.

During the three months ended March 31, 2011and 2010, the Company recognized $4,279 and $3,379 on notes payable to Bluewater advisors.  As of March 31, 2011 and December 31, 2010, the Company has outstanding $19,158 and $14,879, respectively, of accrued interest due under the note above.

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of March 31, 2011.

Common Stock

The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  20,319,997 shares have been issued as of March 31, 2010.

Stock Issued for Debt Repayment

No stock was issued to repay any debt during the three months ended March 31, 2011.

During the year ended December 31, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.

Stock Issued for Cash

No stock was issued in exchange for cash during the three months ended March 31, 2011.

During the year ended December 31, 2010, the Company 1) received $50,000 as a direct purchase and issued 166,666 shares of restricted common stock, and 2) received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE F – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Services

No stock was issued in exchange for services during the three months ended March 31, 2011.

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

Stock issued for Accounts Payable

No stock was issued in exchange for accounts payable during the three months ended March 31, 2011.

During the year ended December 31, 2010, the Company issued 101,000 shares of restricted common stock at $0.32 per share to settle $32,000 of the balance owing ChatStat for the purchase of their Chat software.

Stock Options (See footnote H below)

During the three months ended March 31, 2011, no option activity occurred.

During the year ended December 31, 2010, no option activity occurred.

NOTE G – WARRANTS

At March 31, 2011 and December 31, 2010, the Company had 2,105,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
1/19/2010	36,000	$ 0.75	1/19/15
1/19/2010	56,000	$ 0.75	1/19/15
2/1/2010	13,333	$ 0.75	2/1/15
2/5/2010	1,000,000	$ 0.40	12/31/15
3/1/2010	1,000,000	$ 0.10	10/31/11
Total	2,105,333

During the year ended December 31, 2010, the Company:

•	Issued 2,271,999 warrants to purchase one share of common stock for each warrant issued.
•	Received $50,000 upon the exercise of a warrant and issued 166,666 shares of restricted common stock.
•	Received $50,000 upon the sale of a warrant to an accredited investor.
•	Canceled two warrants totaling 800,000 shares as a result of expiration.

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

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE G – WARRANTS (Continued)

During the year ended December 31, 2009, the Company canceled 250,000 warrants issued to Marc Falcone as a result of the settlement agreement dated February 16, 2010.  No warrants were issued or exercised during the three months ended March 31, 2011.

NOTE H – 2007 LONG-TERM EQUITY INCENTIVE PLAN

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

Stock Options

During the three Months ended March 31, 2011, no option activity occurred.

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

The following table summarizes the Company's stock option activity for the three months ended March 31, 2011:

	March 31, 2011
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	5,505,000	$0.18
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at end of quarter	5,505,000	$0.18

Options exerciseable at March 31, 2011	5,505,000

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE H – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

Stock Options (Continued)

The following table summarizes information about the Company's stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At March 31,	Contractural	Exercise	Number	Exercise
Prices	2011	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.07
0.25	1,250,000	-	0.25	1,250,000	0.06
0.10	2,375,000	-	0.10	2,375,000	0.04
0.05	880,000	-	0.05	880,000	0.01

Total	5,505,000	-	$0.18	5,505,000	$0.18

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.

During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company recognized $0 of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

NOTE J – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through May 5, 2011.

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

At March 31, 2011, iTrackr Systems had assets of $92,549, including cash on hand of $285 and accounts receivable of $37,088.  For the three months ended March 31, 2011 and the year ended December 31, 2010 the Company had revenue of $40,000 and $106,409, respectively.  For the three months ended March 31, 2011 and the year ended December 31, 2010 the Company had and net losses of $136,080 and $981,805, respectively, of which $0 and $483,459, respectively, was related to stock compensation expense.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations.  The Company currently receives approximately $13,000 to $23,000 per month in sales revenue.  The Company currently needs approximately $15,000 to $20,000 per month to fund our minimum cash outflows and $43,300 to $53,300 per month to maintain and expand our sales and operations.  The difference between the required minimum cash outflows of $15,000 to$20,000 per month and $43,300 to $53,300 per month primarily represents the salaries of 4 to 8 additional sales and administrative personnel, whom we intend to gradually hire as our cash flow increases.  Thus, the Company will need approximately $180,000 to $300,000 to continue through March 31, 2012.  In order to meet our cash needs, management is working to secure additional sales and debt and equity financing.  In the event no outside funding is achieved or sales remain flat  Mr. Rizzo, our CEO will continue to provide personal funds as needed to fund our required minimum cash outflows.  During the three months ended March 31, 2011 no borrowings from Mr. Rizzo were required.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000.  However, the Company does not expect to need the full commitment amount primarily as a result of increasing sales.

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

Results of Operations

Three Months Ended March 31, 2011 Compared With the Three Months Ended March 31, 2010.

Revenues

Revenues for the three months ended March 31, 2011 were $40,000 compared to revenues of $10,742 for the three months ended March 31, 2010.  The increase in revenue is primarily due to the purchase of ChatStat late in 2009 and sales to RespondQ in 2011 for which there were no sales in Q1 2010.  Of the $40,000 in 2011 sales, $12 relates to click through referral fees and $39,988 to sales related to ChatTrackr.  Two customers, Saveology and RespondQ, accounted for 5% and 95%, respectively of our ChatTrackr related sales.  These results compare to 2010 where $155 related to click through referral fees and $10,587 to sales related to ChatTrackr made to Saveology.

During the three months ended March 31, 2011 and the year ended December 31, 2010, Saveology and RespondQ were our only ChatTrackr customers.  Both customers’ contracts are identical except for the payment terms where the Company bills Saveology monthly on net 30 day payment terms at the rate of $0.75 per chat hour and RespondQ pays a flat $12,700 per month on net 30 day payment terms with an initial fee of $25,000 due 90 days from the agreement date.  The Saveology agreement was entered into on September 1, 2009 and the Respond Q agreement was entered into on November 1, 2010.  Under both agreements, the Company provides Click2Chat (i.e., ChatTrackr) software as a service.  The initial contract term is 12 months and renews for successive 12 month periods unless terminated by the Company.  Services that are voluntarily terminated are payable to the Company through the then current 12 month term.  Both contracts are currently in force.

Operating Expenses

Total operating expenses for the three months ended March 31, 2011 were $170,635 or 68% lower compared to $540,425 for the three months ended March 31, 2010.  The $369,790 decrease in operating expenses is primarily the result of a $378,459 decrease in non-cash stock compensation expense recorded as a result of warrant issuances and stock paid for services in 2010 offset by a $9,025 increase in personnel related costs.

Other Income and Expense

Other expense related to interest on our notes payable increased $1,702 to $5,445 for the three months ended March 31, 2011 compared to $3,743 of expense during the same period of 2010.  The increase is due to higher notes payable as of March 31, 2011 compared to March 31, 2010.

Net Loss

Our net loss was $136,080 for the three months ended March 31, 2011, compared to a loss of $533,426 for the three months ended March 31, 2010.  The $397,346 or 74% decrease in net loss was primarily due to the $378,459 decreases in stock compensation expense.

Liquidity and Capital Resources

From inception to March 31, 2011, we have incurred an accumulated deficit of $4,210,339.  This loss has been incurred through a combination of stock compensation of $1,154,316, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the three months ended March 31, 2011 we had a net decrease in cash of $8,766.  Total cash resources as of March 31, 2011 were $285 compared with $9,051 at December 31, 2010.

Our accounts payable and accrued expense balance at March 31, 2011 were approximately $874,000 and includes $753,000 due to our CEO for unpaid salary and benefits and $121,038 of accounts payable and accrued liabilities.  As of March 31, 2011, we have $37,088 of accounts receivable and cash of $285.  Between accounts receivable and cash on hand we have enough to fund approximately seven to ten weeks of required minimum cash outflows (See discussion below).

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

The Company currently receives approximately $13,000 to $15,000 per month in sales revenue compared to $15,000 to$20,000 per month in required minimum cash outflows.  Due to our limited operating history, we cannot estimate the level of future sales and may not generate enough cash to cover our required minimum cash outflows.  With the acquisition of RespondQ in November 2010 as a new customer combined with Saveology, we are in a much better position to fund our required minimum cash outflows.  However, in order to expand our sales efforts we will gradually need approximately $43,300 to $53,300 per month.  The difference between the required minimum cash outflows of $15,000 to$20,000 per month and $43,300 to $53,300 per month primarily represents the salaries of 4 to 8 additional sales and administrative personnel, whom we intend to gradually hire as our cash flow increases.  In order to meet this increase our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions.  In the event no outside funding is achieved or sales remain flat Mr. Rizzo, our CEO will continue to provide personal funds as needed to fund our required minimum cash outflows.  During the three months ended March 31, 2011 no borrowings from Mr. Rizzo were required.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to an additional $250,000.  However, the Company does not expect to need the full commitment amount primarily as a result of increasing sales.

Net cash used by operating activities was $8,766 for the three months ended March 31, 2011 as compared to $85,664 for the three months ended March 31, 2010.

Net cash provided by investing activities was $0 for the three months ended March 31, 2011 as compared to $95 for the three months ended March 31, 2010.

Net cash provided by financing activities was $0 for the three months ended March 31, 2011 as compared to $118,000 for the three months ended March 31, 2010.

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

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Report, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1a.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company did not enter into any stock related transactions.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit

31.1*	Certification of John Rizzo, Chief Executive Officer and Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John Rizzo, Chief Executive Officer and Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
_______________
*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC.

Date: May 5, 2011	By:	/s/ John Rizzo
John Rizzo, Chief Executive Officer

	By	/s/ John Rizzo
John Rizzo, Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Rizzo	Chief Executive Officer, Chief Financial Officer and Director	May 5, 2011