Form 10-Q/A
period 2011-03-31
ITRACKR SYSTEMS INC
filed 2011-07-14
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as a result of a material misstatement that was determined by the Public Company Oversight Board (“PCAOB”) as a result of their triennial inspection of our auditors, Bedinger and Company’s audit records relating to their work performed during the audit of our financial statements for the year ended December 31, 2010.  In November 2010, the Company recorded $25,000 of revenue and accounts receivable related to the initial license fee charged to RespondQ pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement.  Given the fee was one-time only, non-refundable and non-cancellable, the Company determined it was recognizable as revenue pursuant to ASC 985-605.  However, as noted by the PCAOB, pursuant to ASC 985-605-55-121 the agreement did not meet certain criteria that would have allowed the full recognition of the initial $25,000 fee.  Thus, the Company should have applied the guidance in ASC 605-10-S99-1, SAB Topic 13 wherein the initial license fee should be recognized ratably over the term of the agreement, which in this case is 1 year, or $2,083.33 per month.  As a result, the financial statements as of March 31, 2011 and for the three months then ended and related disclosures contained herein have been adjusted to reduce accounts receivable by $14,583 ($25,000 original accounts receivable less $4,167 2010 revenue and less $6,250 Q1 2011 revenue) and increase revenue by $6,250.

In addition, we are including a previously omitted disclosure regarding the relationship of RespondQ, LLC, to iTrackr Systems, Inc.  RespondQ, LLC who represented 96% of our first quarter 2011 revenue is 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo, the spouse of our Chief Executive Officer John Rizzo (See Note L – Related Party Transactions in the notes to our financial statements on page 13).

ITRACKR SYSTEMS, INC.
FORM 10-Q/A
TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		26

Item 1.  Financial Statements.

iTrackr Systems, Inc.
Consolidated Balance Sheets (Restated)
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(Restated)	(Restated)
Assets
Current Assets
Cash	$285	$9,051
Accounts receivable (Note B)	22,505	24,335

Total Current Assets	22,790	33,386

Fixed assets (Note C)	206,211	206,211
Accumulated depreciation	(151,035)	(142,339)
Net fixed assets	55,176	63,872

Total Assets	$77,966	$97,258

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$150,644	$108,051
Accrue payroll (Note D)	702,000	639,500
Accrued Interest payable (Note E)	21,394	15,949
Convertible promissory notes (Note E)	56,000	56,000
Promissory notes - related party (Note E)	192,812	192,812

Total Current Liabilities	1,122,850	1,012,312

Total Liabilities	1,122,850	1,012,312

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,319,997 at March 31, 2011 and December 31, 2010, respectively.	3,142,538	3,142,538
Common stock payable	37,500	37,500
Deficit accumulated during the development stage	(4,224,922)	(4,095,092)
Total Stockholders' Deficit	(1,044,884)	(915,054)
Total Liabilities and Stockholders' Deficit	$77,966	$97,258

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2011 (Restated) and 2010
	Three Months Ended
	March 31,
	2011	2010
	(Restated)

Revenue	$46,250	$10,742

Operating expenses
General and administrative	112,289	105,263
Research and development	49,651	47,652
Depreciation	8,695	9,051
Stock compensation	-	378,459

Total operating expenses	170,635	540,425

Loss from operations	(124,385)	(529,683)

Other Income and (Expense)
Interest expense	(5,445)	(3,743)
Total other income and expense	(5,445)	(3,743)
Earnings before taxes	(129,830)	(533,426)
Provision for income taxes	-	-
NET LOSS	$(129,830)	$(533,426)

Net (loss) per common share basic	$(0.01)	$(0.03)
Weighted average common shares outstanding basic	20,319,997	19,428,983

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	2,105,333	1,844,133
Stock options	5,505,000	5,505,000
Convertible promissory notes	1,608,809	-

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Deficit (Unaudited)
For the Three Months Ended March 31, 2011 (Restated)

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	(Deficit)
BALANCES December 31, 2010 (Restated)	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

Net loss				(129,830)	(129,830)
BALANCES March 31, 2011 (Restated)	20,319,997	$3,142,538	$37,500	$(4,224,922)	$(1,044,884)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 (Restated) and 2010
	Three Months Ended
	March 31,
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,830)	$(533,426)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	8,695	9,051
Compensation expense on fair value of warrants issued	-	270,459
Stock compensation expense	-	108,000
Common stock issued for accrued interest	-	466
Changes in operating accounts:
Accounts receivable	1,830	(1,478)
Accounts payable and accrued expenses	42,594	(4,513)
Accrued compensation	62,500	62,500
Accrued interest	5,445	3,277

CASH USED BY OPERATING ACTIVITIES	(8,766)	(85,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	-	95

CASH PROVIDED BY INVESTING ACTIVITIES	-	95

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	50,000
Issuance of common stock for cash	-	50,000
Proceeds from promissory notes	-	17,000
Proceeds from related party notes	-	1,000

CASH PROVIDED BY FINANCING ACTIVITIES	-	118,000

NET INCREASE (DECREASE) IN CASH	(8,766)	32,431
CASH, beginning of period	9,051	3,223
CASH, end of period	$285	$35,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$-	$108,000
Value of Common Stock issued for accrued interest	$-	$466
Value of Common Stock issued for debt principle	$-	$42,000
Value of warrants issued	$-	$270,459

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product development.  In the course of funding development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $4,224,922 and $4,095,092 at March 31, 2011and December 31, 2010, respectively.  In addition, the Company has negative working capital of $1,100,060 and $978,926 at March 31, 2011 and December 31, 2010, respectively.

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

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $22,505 ($20,617 due from Respond Q and $1,888 due from Saveology) and $24,335 ($10,867 due from Respond Q and $13,468 due from Saveology) as of March 31, 2011 and December 31, 2010, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any bad debts to date.  However, the Company periodically reviews accounts receivable for collectibility and will create an allowance for bad debts if the analysis so warrants.

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

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

All the warrants issued through December 31, 2010 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility; 250% based on the Dow Jones Internet Composite Index, risk free interest rate; 3.71%, spot price; $0.15, and the exercise price attributable to]

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE G – WARRANTS (Continued)

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

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

NOTE K – 2011 RESTATEMENT

This Form 10-Q/A is being filed as a result of a material misstatement that was determined by the Public Company Oversight Board (“PCAOB”) as a result of their triennial inspection of our auditors, Bedinger and Company’s audit records relating to their work performed during the audit of our financial statements for the year ended December 31, 2010.  In November 2010, the Company recorded $25,000 of revenue and accounts receivable related to the initial license fee charged to RespondQ pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement.  Given the fee was one-time only, non-refundable and non-cancellable, the Company determined it was recognizable as revenue pursuant to ASC 985-605.  However, as noted by the PCAOB, pursuant to ASC 985-605-55-121 the agreement did not meet certain criteria that would have allowed the full recognition of the initial $25,000 fee.  Thus, the Company should have applied the guidance in ASC 605-10-S99-1, SAB Topic 13 wherein the initial license fee should be recognized ratably over the term of the agreement, which in this case is 1 year, or $2,083.33 per month.  As a result, the financial statements as of March 31, 2011 and for the three months then ended and related disclosures contained herein have been adjusted to reduce accounts receivable by $14,583 ($25,000 original accounts receivable less $4,167 2010 revenue and less $6,250 Q1 2011 revenue) and increase revenue by $6,250.

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE K – 2011 RESTATEMENT (Continued)

iTrackr Systems, Inc.
Consolidated Balance Sheet (Restated)
As of March 31, 2011
		Originally
	Restated	Reported	Difference
Assets
Current Assets
Cash	$285	$285	$-
Accounts receivable (Note B)	22,505	37,088	(14,583)

Total Current Assets	22,790	37,373	(14,583)

Fixed assets, net	55,176	55,176	-
Total Assets	$77,966	$92,549	$(14,583)

Liabilities and Stockholders' Deficit
Current Liabilities
Total Current Liabilities	1,122,850	1,122,850	-

Total Liabilities	1,122,850	1,122,850	-

Stockholders' Deficit
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,319,997 at March 31, 2011.	3,142,538	3,142,538	-
Common stock payable	37,500	37,500	-
Deficit accumulated during the development stage	(4,224,922)	(4,210,339)	(14,583)
Total Stockholders' Deficit	(1,044,884)	(1,030,301)	(14,583)
Total Liabilities and Stockholders' Deficit	$77,966	$92,549	$(14,583)

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE K – 2011 RESTATEMENT (Continued)

iTrackr Systems, Inc.
Consolidated Statement of Operation (Restated)
For the Three Months Ended March 31, 2011
		Originally
	Restated	Reported	Difference

Revenue	$46,250	$40,000	$6,250

Operating expenses	170,635	170,635	-

Loss from operations	(124,385)	(130,635)	6,250

Total other (expense)	(5,445)	(5,445)	-

NET LOSS	$(129,830)	$(136,080)	$6,250

Net loss per common share basic and diluted	$(0.006)	$(0.007)	$0.000
Weighted average common shares outstanding
basic	20,319,997	20,319,997	-

iTrackr Systems, Inc.
Statement of Stockholders' (Deficit) (Restated)
For the Three Months Ended March 31, 2011
		Originally
	Restated	Reported	Difference
Net (Loss)	(129,830)	(136,080)	6,250
Prior period:
Common stock amount	3,142,538	3,142,538	-
Common stock payable	37,500	37,500	-
Accumulated deficit	(4,095,092)	(4,074,259)	(20,833)
Total shareholder's (Deficit)	$(1,044,884)	$(1,030,301)	$(14,583)

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE K – 2011 RESTATEMENT (Continued)

iTrackr Systems, Inc.
Consolidated Statement of Cash Flows (Restated)
For the Three Months Ended March 31, 2011
		Originally
	Restated	Reported	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,830)	$(136,080)	$6,250
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	8,695	8,695	-
Changes in operating accounts:
Accounts receivable	1,830	8,080	(6,250)
Other current assets	-	-	-
Accounts payable and accrued expenses	42,594	42,594	-
Accrued compensation	62,500	62,500	-
Accrued interest	5,445	5,445	-
Other current liabilities	-	-	-

CASH (USED) BY OPERATING ACTIVITIES	(8,766)	(8,766)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(8,766)	(8,766)	-
CASH, beginning of period	9,051	9,051	-
CASH, end of period	$286	$286	$-

NOTE L – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company generated 96%, or $44,350 of our sales from RespondQ, LLC pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement dated November 1, 2010.  RespondQ, LLC is 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo.  Mrs. Rizzo holds no position as an officer, director or otherwise in RespondQ, LLC or iTrackr Systems, Inc.

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

Results of Operations

Three Months Ended March 31, 2011 Compared With the Three Months Ended March 31, 2010.

Revenues

Revenues for the three months ended March 31, 2011 were $46,250 compared to revenues of $10,742 for the three months ended March 31, 2010.  The increase in revenue is primarily due to the purchase of ChatStat late in 2009 and sales to RespondQ in 2011 for which there were no sales in Q1 2010.  Of the $46,250 in 2011 sales, $12 relates to click through referral fees and $46,238 to sales related to ChatTrackr.  Two customers, Saveology and RespondQ, accounted for 4% and 96%, respectively of our ChatTrackr related sales.  These results compare to 2010 where $155 related to click through referral fees and $10,587 to sales related to ChatTrackr made to Saveology.

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

Net Loss

Our net loss was $129,830 for the three months ended March 31, 2011, compared to a loss of $533,426 for the three months ended March 31, 2010.  The $403,596 or 76% decrease in net loss was primarily due to the $378,459 decreases in stock compensation expense.

Liquidity and Capital Resources

From inception to March 31, 2011, we have incurred an accumulated deficit of $4,224,922.  This loss has been incurred through a combination of stock compensation of $1,154,316, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the three months ended March 31, 2011 we had a net decrease in cash of $8,766.  Total cash resources as of March 31, 2011 were $285 compared with $9,051 at December 31, 2010.

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

During the year ended December 31, 2010, iTrackr Systems, Inc.:

●	Received $50,000 in exchange for the issuance of 166,666 shares of restricted common stock.
●	Received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.
●	Received $50,000 in exchange for a warrant to purchase 1,000,000 shares of common stock.
●	Converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.
●	Received gross proceeds of $139,500 from promissory notes.
●	Issued 360,000 shares of restricted common stock valued at $108,000 to settle a legal dispute with Marc Falcone.
●	Issued 101,000 shares of restricted common stock to settle accounts payable valued at $32,000.
●	Issued 350,000 shares of restricted common stock in exchange for services valued at 105,000.

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
____
*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC.

Date: July__, 2011	By:	/s/ John Rizzo
John Rizzo,
Chief Executive Officer

By:	/s/ John Rizzo
John Rizzo,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Rizzo	Chief Executive Officer, Chief Financial Officer and Director	July__, 2011