Form 10-K/A
period 2010-12-31
ITRACKR SYSTEMS INC
filed 2011-07-15
CIK 1412212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File Number: 000-52810

ITRACKR SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	05-0597678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1191 E Newport Center Dr. Suite PH-D Deerfield Beach, FL 33442 (Address of principal executive offices)

(561) 213-4458
 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K /A . ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

On January 12, 2010, the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of iTrackr, Inc., a Florida corporation (“iTrackr”), (ii) assumed the operations of iTrackr, and (iii) changed its name from Must Haves, Inc. to iTrackr Systems, Inc. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010. This Report on Form 10-K /A contains information regarding the Company and iTrackr, Inc., as indicated herein.

This Form 10-K/A is being filed as a result of a material misstatement that was determined by the Public Company Oversight Board (“PCAOB”) as a result of their triennial inspection of our auditors, Bedinger and Company’s audit records relating to their work performed during the audit of our financial statements for the year ended December 31, 2010.  In November 2010, the Company recorded $25,000 of revenue and accounts receivable related to the initial license fee charged to RespondQ pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement.  Given the fee was one-time only, non-refundable and non-cancellable, the Company determined it was recognizable as revenue pursuant to ASC 985-605.  However, as noted by the PCAOB, pursuant to ASC 985-605-55-121 the agreement did not meet certain criteria that would have allowed the full recognition of the initial $25,000 fee.  Thus, the Company should have applied the guidance in ASC 605-10-S99-1, SAB Topic 13 wherein the initial license fee should be recognized ratably over the term of the agreement, which in this case is 1 year, or $2,083.33 per month.  As a result the financial statements as of December 31, 2010 and for the year then ended and related disclosures contained herein have been adjusted to reduce accounts receivable and revenue by $20,833.

In addition, we are including a previously omitted disclosure regarding the relationship of RespondQ, LLC, to iTrackr Systems, Inc.  RespondQ, LLC who represented 35% of our 2010 revenue is 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo, the spouse of our Chief Executive Officer John Rizzo (See Note O – Related Party Transactions in the notes to our financial statements on page 59).

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

•
Greater financial, marketing and research and development resources.  Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

o	Undertake more extensive marketing campaigns;

o	Adopt more aggressive pricing policies; and

o	Make more attractive offers to businesses to induce them to use their products or services.

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

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.  You should also refer to the other information set forth in this 10-K /A , including our financial statements and the related notes.

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

The trading price of iTrackr’s common stock is likely to be subject to wide fluctuations.  Factors, in addition to those outlined elsewhere in this 10-K /A , that may affect the trading price of the Company’s common stock include:

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

Equity Compensation Plans

Information regarding our equity compensation plans may be found in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K /A .

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

RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010 were $85,576 compared to revenues of $7,493 for the year ended December 31, 2009.  The increase in revenue is primarily due to the purchase of ChatStat and resulting sales of live chat software which began in our fourth quarter of 2009.  Of the $85,576 in 2010 sales, $229 relates to click through referral fees and $85,347 to sales related to ChatTrackr.  Two customers, Saveology and RespondQ, accounted for 65% and 35%, respectively of our ChatTrackr related sales.  These results compare to 2009 where $1,707 related to click through referral fees and $5,786 to sales related to ChatTrackr made to Saveology.

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

Net Loss

 Our net loss was $1,002,638 for the year ended December 31, 2010, compared to a loss of $856,942 for the year ended December 31, 2009.  The $145,696 or 17% increase in net loss in 2010 compared to 2009 was primarily due to increases in professional fees, stock compensation expense offset by decreases in personnel costs and other income and expense.  Excluding stock compensation costs incurred during both 2010 and 2009, the Company’s net loss for 2010 was $519,179 compared to $825,273 during 2009 representing an improvement of $326,927, or 37% during 2010 compared to 2009.

Liquidity and Capital Resources

From inception to December 31, 2010, we have incurred an accumulated deficit of $4,095,092.  This loss has been incurred through a combination of stock compensation of $1,154,316, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the year ended December 31, 2010 we had a net increase in cash of $5,827.  Total cash resources as of December 31, 2010 was $9,051 compared with $3,223 at December 31, 2009.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accountant

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Financial Statements

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

February 7, 2011	By:	/s/ Bedinger & Company
Certified Public Accountants Concord, California
(except for Note N, which is July 11, 2011)

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development activities and sales initiatives, the Company has sustained operating losses and has an accumulated deficit of $4,095,092 and $3,024,954 at December 31, 2010 and December 31, 2009, respectively.  In addition, the Company has negative working capital of $978,926 and $692,182 at December 31, 2010 and 2009, respectively.

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

Principles of Consolidation
The consolidated financial statements include the accounts of iTrackr Systems, Inc. and its wholly-owned subsidiary, iTrackr, Inc. which is 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

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

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At December 31, 2010, two customers accounted for 100% (55% and 45%) of accounts receivable.  At December 31, 2009, one customer accounted for 100% of accounts receivable.

During the year ended December 31, 2010, two customers accounted for 100% (65% and 35%) of revenue.  During the year ended December 31, 2009, two customers accounted for 90% (77% and 13%) of revenue.

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $24,335 and $5,786 as of December 31, 2010 and 2009, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any bad debts to date.  However, we periodically review accounts receivable for collectibility and will create an allowance for bad debts if our analysis so warrants.

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

The following table summarizes the Company's stock option activity for the years ended December 31, 2010 and 2009:

	December 31,
	2010	Weighted Average	2009	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	5,255,000	$0.18	6,255,000	$0.23
Granted	250,000	0.25	-	-
Canceled	-	-	(1,000,000)	(50.00)
Exercised	-	-	-	-
Outstanding at end of quarter	5,505,000	$0.18	5,255,000	$0.18

Options exerciseable at December 31	5,505,000		5,255,000

The following table summarizes information about the Company's stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At December 31,	Contractural	Exercise	Number	Exercise
Prices	2010	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.07
0.25	1,250,000	-	0.25	1,250,000	0.06
0.10	2,375,000	-	0.10	2,375,000	0.04
0.05	880,000	-	0.05	880,000	0.01

Total	5,505,000	-	$0.18	5,505,000	$0.18

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
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE J – MERGER (Continued)

The condensed pro forma balance sheet as of December 31, 2009 is as follows:

iTrackr Systems, Inc.
Unaudited Pro Forma Balance Sheet
As of December 31, 2009

	iTrackr,	Must
	Inc.	Haves, Inc.	Merger
	Actual	Actual	Adjustments	Pro Forma
ASSETS
CURRENT ASSETS
Cash	$3,223	$95	$-	$3,318
Accounts receivable, net	5,786	1,562	-	7,348

TOTAL CURRENT ASSETS	9,009	1,657	-	10,666
Fixed assets
Cost	206,211	-	-	206,211
Accumulated Depreciation	(106,856)	-	-	(106,856)
Net	99,355	-	-	99,355
TOTAL ASSETS	$108,364	$1,657	$-	$110,021
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$524,777	$29,172	$-	$553,949
Accrued interest payable	102	-	-	102
Convertible promissory notes	25,000	-	-	25,000
Shareholder loans	151,312	-	-	151,312

TOTAL CURRENT LIABILITIES	701,191	29,172	-	730,363
COMMITMENT	-	-	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock payable	1,451,979	-	-	1,451,979

Common stock	980,148	189,416	(189,416)	980,148

Common stock issued in reverse merger	-	-	(27,515)(1)	(27,515)
Accumulated earnings (deficit)	(3,024,954)	(216,931)	216,931	(3,024,954)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(592,827)	(27,515)	-	(620,342)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$108,364	$1,657	$-	$110,021

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

NOTE N – 2010 RESTATEMENT

This Form 10-K/A is being filed as a result of a material misstatement that was determined by the Public Company Oversight Board (“PCAOB”) as a result of their triennial inspection of our auditors, Bedinger and Company’s audit records relating to their work performed during the audit of our financial statements for the year ended December 31, 2010.  In November 2010, the Company recorded $25,000 of revenue and accounts receivable related to the initial license fee charged to RespondQ pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement.  Given the fee was one-time only, non-refundable and non-cancellable, the Company determined it was recognizable as revenue pursuant to ASC 985-605.  However, as noted by the PCAOB, pursuant to ASC 985-605-55-121 the agreement did not meet certain criteria that would have allowed the full recognition of the initial $25,000 fee.  Thus, the Company should have applied the guidance in ASC 605-10-S99-1, SAB Topic 13 wherein the initial license fee should be recognized ratably over the term of the agreement, which in this case is 1 year, or $2,083.33 per month.  As a result the financial statements as of December 31, 2010 and for the year then ended and related disclosures contained herein have been adjusted to reduce accounts receivable and revenue by $20,833.

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Consolidated Balance Sheet (Restated)
As of December 31, 2010
		Originally
	Restated	Reported	Difference
Assets
Current Assets
Cash	$9,051	$9,051	$-
Accounts receivable (Note B)	24,335	45,168	(20,833)

Total Current Assets	33,386	54,219	(20,833)

Fixed assets, net	63,872	63,872	-
Total Assets	$97,258	$118,091	$(20,833)

Liabilities and Stockholders' Deficit
Current Liabilities
Total Current Liabilities	1,012,312	1,012,312	-

Total Liabilities	1,012,312	1,012,312	-

Stockholders' Deficit
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,319,997 at December 31, 2010.	3,142,538	3,142,538	-
Common stock payable	37,500	37,500	-
Accumulated deficit	(4,095,092)	(4,074,259)	(20,833)
Total Stockholders' Deficit	(915,054)	(894,221)	(20,833)
Total Liabilities and Stockholders' Deficit	$97,258	$118,091	$(20,833)

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE N – 2010 RESTATEMENT (Continued)

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Consolidated Statement of Operations (Restated)
For the Year Ended December 31, 2010
		Originally
	Restated	Reported	Difference

Revenue	$85,576	$106,409	$(20,833)

Operating expenses	1,101,073	1,101,073	-

Loss from operations	(1,015,497)	(994,664)	(20,833)

Total other income	12,859	12,859	-

NET LOSS	$(1,002,638)	$(981,805)	$(20,833)

Net loss per common share basic and diluted	$(0.050)	$(0.049)	$(0.001)
Weighted average common shares outstanding
	20,036,477	20,036,477	-

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE N – 2010 RESTATEMENT (Continued)

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Statement of Stockholders' (Deficit) (Restated)
For the Year Ended December 31, 2010
		Originally
	Restated	Reported	Difference
Common Stock:
Shares issued for conversion of debt:
Shares	3,842,589	3,842,589	-
Amount	1,486,946	1,486,946	-
Payable	(1,444,479)	(1,444,479)	-
Shares issued for legal settlement
Shares	360,000	360,000	-
Amount	108,000	108,000	-
Issuance of common stock for cash:
Shares	333,332	333,332	-
Amount	100,000	100,000	-
Shares issued for services:
Shares	389,025	389,025	-
Amount	142,500	142,500	-
Payable	(37,500)	(37,500)	-
Shares issued for accounts payable:
Shares	101,000	101,000	-
Amount	32,000	32,000	-
Issuance of common stock for merger:
Shares	1,303,638	1,303,638	-
Amount	(27,515)	(27,515)	-
Fair market value of warrants issued	320,459	320,459	-
Net (Loss)	(1,002,638)	(981,805)	(20,833)
Prior period:
Common stock amount	980,148	980,148	-
Common stock payable	1,519,479	1,519,479	-
Accumulated deficit	(3,092,454)	(3,092,454)	-
Total shareholder's (Deficit)	$(915,054)	$(894,221)	$(20,833)

iTrackr Systems, Inc.
(Formerly Must Haves, Inc.)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE N – 2010 RESTATEMENT (Continued)

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Consolidated Statement of Cash Flows (Restated)
For the Year Ended December 31, 2010
		Originally
	Restated	Reported	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,002,638)	$(981,805)	$(20,833)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	35,482	35,482	-
Compensation expense on fair value of warrants issued	270,459	270,459	-
Stock compensation expense	213,000	213,000	-
Common stock issued for accrued interest	466	466	-
Common stock issued for accounts payable	32,000	32,000	-
Changes in operating accounts:
Accounts receivable	(18,549)	(39,382)	20,833
Other current assets	1,562	1,562	-
Accounts payable and accrued expenses	209,450	209,450	-
Other current liabilities	-	-	-

CASH (USED) BY OPERATING ACTIVITIES	(258,768)	(258,768)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	95	95	-

CASH FLOWS FROM FINANCING ACTIVITIES:
CASH PROVIDED BY FINANCING ACTIVITIES	264,500	264,500	-

NET INCREASE (DECREASE) IN CASH	5,827	5,827	-
CASH, beginning of period	3,223	3,223	-
CASH, end of period	$9,051	$9,051	$-

NOTE 0 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company generated 35%, or $29,567 of our 2010 sales from RespondQ, LLC pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement dated November 1, 2010.  RespondQ, LLC is 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo.  Mrs. Rizzo holds no position as an officer, director or otherwise in RespondQ, LLC or iTrackr Systems, Inc.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K /A , due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

Name and address of the beneficial owner(1)	Number of Shares Beneficially Owned(2)
		Percent of common stock
Ramesh Anand (3)	250,000	1.22%
16301 Via Venetia East
Delray Beach, FL 33484
John Rizzo (4)	7,250,000	32.48%
17597 Circle Pond Ct.
Boca Raton FL 33496
Michael Uhl (5)	375,000	1.81%
301 Great Gable Drive
Las Vegas, NV 89123
David Baesler (6)	450,000	2.17%
500 Morris Avenue Suite 301
Springfield, NJ 07081

Directors and officers as a group	8,325,000	35.58%

Vicksburg (7)	2,000,000	8.96%
William Archer	1,061,760	5.23%
1047 Coral Club Drive
Coral Springs, FL 33071
Ted Cooper	1,118,603	5.50%
PO Box 320956
Los Gatos, CA 95032
Delivery Technology Solutions	1,386,322	6.82%
433 Plaza Real, Ste. 275
Boca Raton, FL 33432
Stella Gostfrand	1,022,388	5.03%
1507 Presidential Way
North Miami Beach, FL 33179
Jan Moran	1,061,760	5.23%
1047 Coral Club Drive
Coral Springs, FL 33071
Mark Moran	1,061,760	5.23%
1047 Coral Club Drive
Coral Springs, FL 33071
Trans Atlantic Corporation	1,515,685	7.46%
Baiko Daskalov 33
Provdiv

5% owners as a group	10,228,278	45.8%
Directors, officers and 5% shareholders as a group	18,553,278	73.1%

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

During the year ended December 31, 2010, the Company generated 35%, or $29,567 of our 2010 sales from RespondQ, LLC pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement dated November 1, 2010.  RespondQ, LLC is 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo.  Mrs. Rizzo holds no position as an officer, director or otherwise in RespondQ, LLC or iTrackr Systems, Inc.

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

10.7	Respond Q, LLC Contract. (Incorporated by reference from Exhibit 10.7 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on December 21, 2010).

14	Code of Ethics. Previously filed as Exhibit 14.1 with Form 10-K, on March 31, 2008, incorporated herein by reference.

23.1	Consent of Auditor

31.1	Certification of Principle Executive Officer and Principal Financial Officer Pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC. (Registrant)

July 13 , 2011	By:	/s/ John Rizzo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rizzo	Chief Executive Officer and Chairman of the Board	July 13, 2011
John Rizzo	(Principal Executive Officer and Principal Financial Officer)

/s/ Michael Uhl	Director	July 13, 2011
Michael Uhl