Form 10-K/A
period 2010-12-31
ITRACKR SYSTEMS INC
filed 2011-07-15
CIK 1412212

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

This Form 10-K/A is being filed as a result of missing restated financial statements on pages 41 – 44, including the Balance sheets, Statements of Operations, Statement of Shareholders’ Equity and Statements of Cash Flows that were inadvertently excluded from the 10-K/A filed earlier today, July 15, 2011.

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
Certified Public Accountants Concord, California
(except for Note N, which is July 11, 2011)

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Consolidated Balance Sheets (Restated)
	December 31,
	2010	2009
	(Restated)
Assets
Current Assets
Cash	$9,051	$3,223
Accounts receivable (Note B)	24,335	5,786

Total Current Assets	33,386	9,009

Fixed assets (Note C)	206,211	206,211
Accumulated depreciation	(142,339)	(106,856)
Net fixed assets	63,872	99,355
Total Assets	$97,258	$108,364

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$763,500	$524,879
Promissory notes (Note E)	56,000	25,000
Promissory notes - related party (Note E)	192,812	151,312

Total Current Liabilities	1,012,312	701,191

Total Liabilities	1,012,312	701,191

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,319,997 and 13,990,413 at December 31, 2010 and December 31, 2009, respectively.	3,142,538	980,148
Common stock payable	37,500	1,519,479
Accumulated deficit	(4,095,092)	(3,092,454)
Total Stockholders' Deficit	(915,054)	(592,827)
Total Liabilities and Stockholders' Deficit	$97,258	$108,364

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Consolidated Statements of Operation
For the Years Ended December 31, 2010 (Restated) and 2009
	Year Ended
	December 31,
	2010	2009
	(Restated)
Revenue	$85,576	$7,493

Operating Expenses
Personnel	303,348	390,984
Professional fees	207,205	84,345
Stock compensation	483,459	99,169
Travel and entertainment	300	-
Communications	7,569	9,089
Marketing	-	4,796
Website	45,576	41,286
Depreciation	35,482	33,508
General	18,134	15,296

Total operating expenses	1,101,073	678,473

Loss from operations	(1,015,497)	(670,980)

Other Income and (Expense)
Interest expense	(16,313)	(90,462)
Other expense	-	(163,000)
Other income	29,172	-
Total other income and (expense)	12,859	(253,462)

NET LOSS	$(1,002,638)	$(924,442)

Net loss per common share basic and diluted	$(0.050)	$(0.063)
Weighted average common shares outstanding
basic	20,036,477	14,632,513

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	2,636,362	1,050,000
Stock options	5,505,000	5,255,000
Convertible promissory notes	-	3,242

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Consolidated Statement of Stockholders' (Deficit)
For the Years Ended December 31, 2010 (Restated) and 2009

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	(Deficit)
BALANCES December 31, 2008	13,990,413	$955,979	$7,013	$(2,168,012)	$(1,205,020)

Stock to be issued for conversion of debt			1,437,466		1,437,466
Stock issued for services			75,000		75,000
Stock options expense		24,169			24,169
Net loss				$(924,442)	(924,442)
BALANCES December 31, 2009	13,990,413	$980,148	$1,519,479	$(3,092,454)	$(592,827)

Stock issued for conversion of debt	3,842,589	1,486,946	(1,444,479)		42,467
Stock issued for legal settlement	360,000	108,000			108,000
Stock issued for cash	333,332	100,000			100,000
Stock issued for services	389,025	142,500	(37,500)		105,000
Stock issued for accounts payable	101,000	32,000			32,000
Fair market value of warrants issued		320,459			320,459
Shares issued in merger	1,303,638	(27,515)			(27,515)
Net loss				(1,002,638)	(1,002,638)
BALANCES December 31, 2010 (Restated)	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
(formerly Must Haves, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 (Restated) and 2009
	Year Ended December 31,
	2010	2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,002,638)	$(924,442)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	35,482	33,508
Asset impairment	-	138,000
Compensation expense on fair market value of options issued	-	24,169
Compensation expense on fair value of warrants issued	270,459	-
Stock compensation expense	213,000	75,000
Common stock issued for accrued interest	466	137,467
Common stock issued for accounts payable	32,000	-
Changes in operating accounts:
Accounts receivable	(18,549)	(5,786)
Other current assets	1,562	-
Accounts payable and accrued expenses	209,450	107,705

CASH (USED) BY OPERATING ACTIVITIES	(258,768)	(414,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	95	-
Acquisition of furniture and equipment	-	(98,854)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	95	(98,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	50,000	-
Issuance of common stock for cash	100,000	-
Repayment of promissory notes	(25,000)	-
Repayment of related party notes	-	-
Proceeds from promissory notes	98,000	292,000
Proceeds from related party notes	41,500	41,312

CASH PROVIDED BY FINANCING ACTIVITIES	264,500	333,312

NET INCREASE (DECREASE) IN CASH	5,827	(179,921)
CASH, beginning of period	3,223	183,144
CASH, end of period	$9,051	$3,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$213,000	$7,500
Value of Common Stock issued for accrued interest	$466	$137,467
Value of Common Stock issued for debt principle	$42,000	$1,300,000
Value of Common Stock issued for accounts payable	$32,000	$-
Value of warrants issued	$270,459	$-

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