Form 10-Q
period 2011-06-30
ITRACKR SYSTEMS INC
filed 2011-08-15
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-52810

ITRACKR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	05-0597678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1191 E Newport Center Drive Suite PH-D Deerfield Beach, FL	33442
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At August 11, 2011 the registrant had outstanding 20,819,997 shares of common stock, no par value per share.

ITRACKR SYSTEMS, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

iTrackr Systems, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$102,297	$9,051
Accounts receivable (Note B)	19,036	24,335
Other current assets	-	-

Total Current Assets	121,333	33,386

Fixed assets (Note C)	206,211	206,211
Accumulated depreciation	(159,586)	(142,339)
Net fixed assets	46,625	63,872

Total Assets	$167,958	$97,258

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses (Note D)	$114,738	$108,051
Accrued Compensation (Note D)	764,500	639,500
Accrued Interest payable (Note E)	26,900	15,949
Convertible promissory notes (Note E)	56,000	56,000
Promissory notes - related party (Note E)	192,812	192,812

Total Current Liabilities	1,154,950	1,012,312

Total Liabilities	1,154,950	1,012,312

Stockholders' Deficit (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 20,819,997 and 20,319,997 at June 30, 2011 and December 31, 2010, respectively.	3,327,338	3,142,538
Common stock payable	37,500	37,500
Accumulated deficit	(4,351,830)	(4,095,092)
Total Stockholders' Deficit	(986,992)	(915,054)
Total Liabilities and Stockholders' Deficit	$167,958	$97,258

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$46,826	$7,833	$93,076	$18,575

Operating expenses
General and administrative	104,677	95,511	216,966	208,779
Research and development	45,200	34,355	94,851	74,002
Depreciation	8,551	8,872	17,246	17,923
Stock compensation	9,800	52,500	9,800	430,959

Total operating expenses	168,228	191,238	338,863	731,663

Loss from operations	(121,402)	(183,405)	(245,787)	(713,088)

Other Income and (Expense)
Interest expense	(5,506)	(3,418)	(10,951)	(7,161)
Total other income and expense	(5,506)	(3,418)	(10,951)	(7,161)
Earnings before taxes	(126,908)	(186,823)	(256,738)	(720,249)
Provision for income taxes	-	-	-	-
NET LOSS	$(126,908)	$(186,823)	$(256,738)	$(720,249)

Net (loss) per common share basic	$(0.006)	$(0.009)	$(0.013)	$(0.037)
Weighted average common shares outstanding basic	20,544,654	19,933,928	20,432,325	19,680,568

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	1,880,676	2,905,333	1,993,005	2,371,615
Stock options	5,505,000	5,505,000	5,505,000	5,505,000
Convertible promissory notes	452,669	-	448,130	-

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Deficit (Unaudited)
For the Six Months Ended June 30, 2011

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	(Deficit)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

Stock issued for warrant exercise	500,000	175,000			175,000
Fair market value of warrants modified		9,800			9,800
Net loss				(256,738)	(256,738)
BALANCES June 30, 2011	20,819,997	$3,327,338	$37,500	$(4,351,830)	$(986,992)

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,738)	$(720,249)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation	17,246	17,923
Compensation expense on fair value of warrants issued	9,800	270,459
Stock compensation expense	-	160,500
Common stock issued for accrued interest	-	466
Common stock issued for accounts payable	-	32,000
Changes in operating accounts:
Accounts receivable	5,299	761
Other current assets	-	1,562
Accounts payable and accrued expenses	6,688	83,427
Accrued compensation	125,000	-
Accrued interest	10,951	-

CASH USED BY OPERATING ACTIVITIES	(81,754)	(153,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger	-	95
CASH PROVIDED BY INVESTING ACTIVITIES	-	95

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	50,000
Issuance of common stock for cash	175,000	100,000
Proceeds from promissory notes	-	17,000
Proceeds from related party notes	-	1,000

CASH PROVIDED BY FINANCING ACTIVITIES	175,000	168,000

NET INCREASE (DECREASE) IN CASH	93,246	14,944
CASH, beginning of period	9,051	3,223
CASH, end of period	$102,297	$18,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$-	$160,500
Value of Common Stock issued for accrued interest	$-	$466
Value of Common Stock issued for debt principle	$-	$42,000
Value of Common Stock issued for accounts payable	$-	$32,000

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Note A-Organization

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K/A.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $4,351,830 and $4,095,092 at June 30, 2011 and December 31, 2010, respectively.  In addition, the Company has negative working capital of $1,033,617 and $978,926 at June 30, 2011 and December 31, 2010, respectively.

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

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $19,036 ($16,667 due from Respond Q and $2,369 due from Saveology) and $24,335 ($10,867 due from Respond Q and $13,468 due from Saveology) as of June 30, 2011 and December 31, 2010, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any bad debts to date.  However, the Company periodically reviews accounts receivable for collectibility and will create an allowance for bad debts if the analysis so warrants.

NOTE C – FIXED ASSETS

Fixed assets consisted of the following:

	June 30,	December 31,
	2011	2010
Computers and office equipment	78,974	78,974
Software	$127,237	$127,237
Total fixed assets	206,211	206,211
Accumulated depreciation	(159,586)	(142,339)
Fixed assets, net	$46,625	$63,872

During the three months ended June 30, 2011 and 2010, the Company recognized $8,551 and $8,872, respectively in depreciation expense.  During the six months ended June 30, 2011 and 2010, the Company recognized $17,246 and $17,923, respectively in depreciation expense.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED PAYROLL

Accounts payable and accrued expenses at June 30, 2011 consisted of $49,000 of health insurance premium reimbursement due to John Rizzo, CEO, for which one payment of $5,000 was made on June 16, 2011 and no other payments made since January 2007, $46,208 of professional services and $19,530 of trade payables.

Accounts payable and accrued expenses at December 31, 2010 consisted of $48,000 of health insurance premium reimbursement due to John Rizzo, CEO, $48,397 of professional services and $11,654 of trade payables.
Accrued compensation represents amounts accrued and unpaid as of the related balance sheet date and due to our CEO, John Rizzo.  Pursuant to Mr. Rizzo’s employment agreement(s) effective each year starting in January 2007, the Company has been and is obligated to pay Mr. Rizzo and annual salary of $250,000.  Mr. Rizzo, received 5,000,000 shares in lieu of salary for the fiscal year ended December 31, 2007 and $90,000 in cash payments during 2009.  Mr. Rizzo has received no other cash payments.

NOTE E – NOTES

Promissory Notes – 3rd Party

	June 30,	December 31,
	2011	2010
Note payable bears interest at 9% per year, Matures July 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000	25,000
Note payable bears interest at 8% per year, Matures March 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000	25,000
Note payable bears interest at 8% per year, Matures December 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	6,000	6,000
Totals	56,000	56,000

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE E – NOTES (Continued)

Promissory Notes – 3rd Party (Continued)
During the six months ended June 30, 2011, the Company did not receive any loan proceeds or make any payments against the above outstanding notes.

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

On our non related party notes payable, the Company recognized interest expense during the three months ended June 30, 2011and 2010 of $1,179 and $0, respectively compared to the six months ended June 30, 2011 and 2010 of $2,346 and $0, respectively.  As of June 30, 2011 and December 31, 2010, the Company has outstanding $3,415 and $694, respectively, of accrued interest due under the notes above.

Promissory Notes - Related Party

	June 30,	December 31,
	2011	2010
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at
9% per year, Matured December 31, 2010	$192,812	$192,812

On our related party note payable, the Company recognized interest expense during the three months ended June 30, 2011and 2010 of $4,326 and $3,418, respectively compared to the six months ended June 30, 2011 and 2010 of $8,605 and $6,796, respectively.  As of June 30, 2011 and December 31, 2010, the Company has outstanding $23,485 and $14,879, respectively, of accrued interest due under the note above.

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of June 30, 2011.

Common Stock
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  20,819,997 shares have been issued as of June 30, 2010.

Stock Issued for Debt Repayment
No stock was issued to repay any debt during the six months ended June 30, 2011.

During the year ended December 31, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.

Stock Issued for Cash
During the six months ended June 30, 2011, the company received $175,000 and issued 500,000 shares upon the exercise of a warrant.

During the year ended December 31, 2010, the Company 1) received $50,000 as a direct purchase and issued 166,666 shares of restricted common stock, and 2) received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE F – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Services
No stock was issued in exchange for services during the six months ended June 30, 2011.

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

Stock issued for Accounts Payable
No stock was issued in exchange for accounts payable during the six months ended June 30, 2011.

During the year ended December 31, 2010, the Company issued 101,000 shares of restricted common stock at $0.32 per share to settle $32,000 of the balance owing ChatStat for the purchase of their Chat software.

Stock Options (See footnote H below)
During the six months ended June 30, 2011 and the year ended December 31, 2010, no option activity occurred.

NOTE G – WARRANTS

At June 30, 2011, the Company had 1,605,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
2/5/2010	500,000	$0.35	12/31/15
3/1/2010	1,000,000	$0.10	10/31/11
Total	1,605,333

During the three months ended June 30, 2011, the Company modified the above warrant dated February 5, 2010 to reduce the conversion price from $0.40 per share to $0.35 per share on the original warrant total of 1,000,000 shares.  The owner of the warrant exercised 500,000 warrants in exchange for 500,000 shares of common stock and paid the Company $175,000.  As a result of the modification, the Company determined the difference in the fair value of the warrants using the Black-Scholes Options Pricing Model and recorded $9,800 of stock compensation expense.

During the year ended December 31, 2010, the Company:

•	Issued 2,271,999 warrants to purchase one share of common stock for each warrant issued.
•	Received $50,000 upon the exercise of a warrant and issued 166,666 shares of restricted common stock.
•	Received $50,000 upon the sale of a warrant to an accredited investor.
•	Canceled two warrants totaling 800,000 shares as a result of expiration.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE G – WARRANTS (Continued)

All the warrants issued through December 31, 2010 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model.  The fair value of the warrants issued was $320,459 offset by the $50,000 warrant sale resulting in $270,459 of net stock compensation expense.

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

Stock Options
During the six months ended June 30, 2011, no option activity occurred.

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

The following table summarizes the Company's stock option activity for the six months ended June 30, 2011:

	June 30, 2011
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	5,505,000	$0.18
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at end of quarter	5,505,000	$0.18

Options exerciseable at June 30, 2011	5,505,000

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE H – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

Stock Options (Continued)
The following table summarizes information about the Company's stock options outstanding at June 30, 2011:

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

During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company recognized $0 of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

NOTE J – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2011, the Company generated 94.7%, or $44,350 and 88.5% or $82,450, respectively of our sales from RespondQ, LLC pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement dated November 1, 2010.  RespondQ, LLC is 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo.  Mrs. Rizzo holds no position as an officer, director or otherwise in RespondQ, LLC or iTrackr Systems, Inc.

NOTE K – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through August 11, 2011.

On July 12, 2011, the Company acquired 100% of the issued and outstanding membership interests of RespondQ, LLC by issuing 5 million shares of common stock and two promissory notes totaling $100,000.  Please see our Form 8-K filed on July 14, 2011 with the Securities and Exchange Commission.

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

Recent Events

On July 12, 2011, the Company acquired 100% of the issued and outstanding membership interests of RespondQ, LLC by issuing 5 million shares of common stock and two promissory notes totaling $100,000.  Please see our Form 8-K filed on July 14, 2011 with the Securities and Exchange Commission.

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

Our primary sources of operating funds have been historically through the issuance of debt and equity.  For the year ended December 31, 2010 we raised $50,000 from the sale of a warrant, $100,000 from the sale of common stock and $139,500 in debt.  For the year ended December 31, 2009, we raised $333,312 in debt.  To finance our growth strategy, we may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common stock and debt financing, or a combination thereof.

At June 30, 2011, iTrackr Systems had assets of $167,958, including cash on hand of $102,297 and accounts receivable of $19,036.  For the six months ended June 30, 2011 and the year ended December 31, 2010 the Company had revenue of $93,076 and $106,409, respectively.  For the six months ended June 30, 2011 and the year ended December 31, 2010 the Company had and net losses of $256,738 and $1,002,638, respectively, of which $9,800 and $483,459, respectively, was related to stock compensation expense.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  However, on July 12, 2011, the Company purchased our Customer RespondQ, LLC.  RespondQ posted revenues of $121,484 for the year ended December 31, 2010 and $312,785 for the three months ended March 31, 2011.  With the purchase of RespondQ, the Company will be in a better financial position as we expect sales to grow steadily.  In the near term, we expect that the cash on hand of $102,297 combined with the accounts receivable of RespondQ of approximately $123,000 as of June 30, 2011 will be sufficient to cover approximately 4-5 months of operations.  Additionally, management is working to secure additional sales and debt and equity financing.  In the event no outside funding is achieved or sales remain flat, Mr. Rizzo, our CEO will provide personal funds as needed to fund our operations.  During the six months ended June 30, 2011 no borrowings from Mr. Rizzo were required.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000.  However, the Company does not expect to need the full commitment amount.

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

Results of Operations

Three and Six Months Ended June 30, 2011 Compared With the Three and Six Months Ended June 30, 2010.

Revenues

Revenues for the three months ended June 30, 2011 were $46,826 representing a $38,993 increase from revenues of $7,833 for the three months ended June 30, 2010.  Revenues for the six months ended June 30, 2011 were $93,076 representing a $74,501 increase from revenues of $18,575 for the six months ended June 30, 2010.  The increase in revenue is primarily due to revenue from RespondQ who became a customer in November 2010.   Two customers, Saveology and RespondQ, accounted for 4.6% and 95.3%, respectively of our ChatTrackr related sales.

Operating Expenses

Total operating expenses for the three months ended June 30, 2011 were $168,228, a decrease of $23,010 from $191,238 for the three months ended June 30, 2010.  Total operating expenses for the six months ended June 30, 2011 were $338,863, a decrease of $392,800 from $731,663 for the six months ended June 30, 2010.  The six month decrease in expense is mainly due to a year-over-year $421,159 decrease in the recognition of non-cash stock compensation primarily related to the issuance of stock for services and grant of warrants, offset by an increase of approximately $29,000 in General and administrative and research and development expenses.  Excluding stock compensation expense of $9,800 through the six months ended June 30, 2011 and $430,959 through the six months ended June 30, 2010, operating expenses were $329,063 for the six months ended June 30, 2011 compared to $300,704 for the six months ended June 30, 2010, or $28,359 higher in the current year compared to 2010.

Other Income and Expense

Other expense consists solely of interest expense related to our promissory notes.  Interest expense increased $2,088 to $5,506 for the three months ended June 30, 2011 compared to $3,418 for the three months ended June 30, 2010.  Other expense increased $3,790 to $10,951 for the six months ended June 30, 2011 compared to $7,161 for the six months ended June 30, 2010.  The increase is due to an increase in the balance of  notes payable in the current year compared to 2010.

Net Loss

As a result of the foregoing, our net loss was $126,908, or $0.006 per share, for the three months ended June 30, 2011 compared to a loss of $186,823, or $0.009 per share for the three months ended June 30, 2010.  Our net loss was $256,738, or $0.013 per share, for the six months ended June 30, 2011 compared to a loss of $720,249, or $0.037 per share for the six months ended June 30, 2010.  Excluding one-time, non-cash charges totaling $9,800 in 2011 and $430,959 in 2010 related to stock compensation, the Company’s loss decreased $42,352, or 15% to $246,938 for the six months ended June 30, 2011 compared to $289,290 for the six months ended June 30, 2010.

Liquidity and Capital Resources

From inception to June 30, 2011, we have incurred an accumulated deficit of $4,351,830.  This loss has been incurred through a combination of stock compensation of $1,164,116, professional fees and expenses supporting our plans to develop our website and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the six months ended June 30, 2011 we had a net increase in cash of $93,246.  Total cash resources as of June 30, 2011 were $102,297 compared with $9,051 at December 31, 2010.

Our accounts payable and accrued expense balance at June 30, 2011 were approximately $879,238 and includes $813,500 due to our CEO for unpaid salary and benefits and $65,738 of accounts payable and accrued liabilities excluding accrued interest expense.  As of June 30, 2011, we have $2,369 (excluding $16,667 due from RespondQ that will not be paid due to the merger) of accounts receivable and cash of $102,297.  Additionally, with the purchase of RespondQ on July 12, 2011 we have acquired approximately $123,000 of additional accounts receivable.  Thus, between accounts receivable and cash on hand we estimate there is enough to fund approximately 4-5 months of operations (See discussion below).

Our available working capital and capital requirements will depend upon numerous factors, including the sale of live chat services, the timing and cost of expanding into new markets, the cost of developing competitive technologies, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.  We believe that approximately $45,000 to $55,000 per month or $540,000 to $660,000 will be required to maintain and expand our sales and operations and cover our operating and public company administrative expenses for the next 12 months. These costs are comprised of wages, professional fees, communications (i.e., cell phone and internet service) internet hosting and supplies.  In addition to covering our operating expenses, we may require additional cash resources due to changing business conditions or other future developments, including any acquisitions we may decide to pursue.

With the acquisition of RespondQ, the Company expects to receive approximately $30,000 to $40,000 per month in gross profit compared to approximately $35,000 to $40,000 per month in required minimum cash outflows.  Due to our limited operating history, we cannot estimate the level of future sales and may not generate enough cash to cover our required minimum cash outflows.  In order to expand our sales efforts we will gradually need approximately $45,000 to $55,000 per month.  The difference between the required minimum cash outflows of $35,000 to $40,000 per month and $45,000 to $55,000 per month primarily represents the salaries of 2 to 3 additional sales and administrative personnel, whom we intend to gradually hire as our cash flow increases.  In order to meet this increase our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions.  In the event no outside funding is achieved or sales remain flat, Mr. Rizzo, our CEO will provide personal funds as needed to fund our operations.  During the six months ended June 30, 2011 no borrowings from Mr. Rizzo were required.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000.  However, the Company does not expect to need the full commitment amount.

Net cash used by operating activities was $81,754 for the six months ended June 30, 2011 as compared to $153,151 for the six months ended June 30, 2010.

Net cash provided by investing activities was $0 for the six months ended June 30, 2011 as compared to $95 for the six months ended June 30, 2010.

Net cash provided by financing activities was $175,000 for the six months ended June 30, 2011 as compared to $168,000 for the six months ended June 30, 2010.

During the six months ended June 30, 2011, iTrackr Systems, Inc.:

•	Received $175,000 upon the partial exercise of a warrant and the issuance of 500,000 shares of restricted common stock.

 During the year ended December 31, 2010, iTrackr Systems, Inc.:

•	Received $50,000 in exchange for the issuance of 166,666 shares of restricted common stock.
•	Received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.
•	Received $50,000 in exchange for a warrant to purchase 1,000,000 shares of common stock.
•	Converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.
•	Received gross proceeds of $139,500 from promissory notes.
•	Issued 360,000 shares of restricted common stock valued at $108,000 to settle a legal dispute with Marc Falcone.
•	Issued 101,000 shares of restricted common stock to settle accounts payable valued at $32,000.
•	Issued 350,000 shares of restricted common stock in exchange for services valued at 105,000.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

See Item 4(T) below.

ITEM 4(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Report, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2011.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2011, the company received $175,000 and issued 500,000 shares upon the exercise of a warrant.

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

ITRACKR SYSTEMS, INC.

Date: August 11, 2011	By:	/s/ John Rizzo
John Rizzo, Chief Executive Officer

	By:	/s/ John Rizzo
John Rizzo, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Rizzo	Chief Executive Officer, Chief Financial Officer and Director	August 11, 2011