Form 10-Q
period 2011-09-30
ITRACKR SYSTEMS INC
filed 2011-11-10
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At November 1, 2011 the registrant had outstanding 26,452,360 shares of common stock, no par value per share.

ITRACKR SYSTEMS, INC.
FORM 10-Q

Item 1.  Financial Statements.

iTrackr Systems, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$44,963	$9,051
Accounts receivable (Note B)	163,786	24,335
Other current assets	2,122	-

Total Current Assets	210,871	33,386

Fixed assets (Note C)	221,635	206,211
Accumulated depreciation	(168,702)	(142,339)
Net fixed assets	52,933	63,872

Deposits	3,500	-
Intangible assets (Note K)	1,424,000	-
Intangible asset amortization	(95,666)	-
Goodwill (Note K)	1,143,242	-
Total Assets	$2,738,880	$97,258

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses (Note D)	$377,893	$108,051
Accrued Compensation (Note D)	827,000	639,500
Accrued Interest payable (Note E)	34,658	15,949
Convertible promissory notes (Note E)	156,000	56,000
Promissory notes - related party (Note E)	192,812	192,812
Total Current Liabilities	1,588,363	1,012,312

Total Liabilities	1,588,363	1,012,312

Stockholders' Equity (Deficit) (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 25,819,997 and 20,319,997 at September 30, 2011 and December 31, 2010, respectively.	5,707,338	3,142,538
Common stock payable	-	37,500
Accumulated deficit	(4,556,821)	(4,095,092)
Total Stockholders' Equity (Deficit)	1,150,517	(915,054)
Total Liabilities and Stockholders' Equity (Deficit)	$2,738,880	$97,258

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$231,783	$17,285	$324,859	$35,860
Cost of sales	129,893	-	129,893	-
Gross profit	101,890	17,285	194,966	35,860

Operating expenses
Selling, General and administrative	158,760	97,880	375,726	296,131
Operations	32,692	27,548	32,692	48,406
Research and development	40,390	17,068	135,241	80,740
Depreciation and amortization	104,781	8,808	122,027	26,731
Stock compensation	(37,500)	45,000	(27,700)	475,959

Total operating expenses	299,123	196,304	637,986	927,967

Loss from operations	(197,233)	(179,019)	(443,020)	(892,107)

Other Income and (Expense)
Interest expense	(7,758)	(3,996)	(18,709)	(11,157)
Total other income and expense	(7,758)	(3,996)	(18,709)	(11,157)
Earnings before taxes	(204,991)	(183,015)	(461,729)	(903,264)
Provision for income taxes	-	-	-	-
NET LOSS	$(204,991)	$(183,015)	$(461,729)	$(903,264)

Net (loss) per common share basic	$(0.008)	$(0.009)	$(0.021)	$(0.045)
Weighted average common shares outstanding basic	25,203,558	20,319,997	22,024,106	19,896,836

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	1,605,333	2,905,333	1,605,333	2,565,116
Stock options	5,505,000	5,505,000	5,505,000	5,505,000
Convertible promissory notes	574,910	-	563,672	-

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Deficit (Unaudited)
For the Nine Months Ended September 30, 2011

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	Equity (Deficit)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

Stock issued in merger	5,000,000	2,380,000			2,380,000
Stock issued for warrant exercise	500,000	175,000			175,000
Fair market value of warrants modified		9,800			9,800
Stock to be issued for services reversed			(37,500)		(37,500)
Net loss				(461,729)	(461,729)
BALANCES September 30, 2011	25,819,997	$5,707,338	$-	$(4,556,821)	$1,150,517

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(461,729)	$(903,264)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation and amortization	122,027	26,731
Compensation expense on fair value of warrants issued	9,800	270,459
Stock compensation expense	(37,500)	205,500
Common stock issued for accrued interest	-	466
Common stock issued for accounts payable	-	32,000
Changes in operating accounts:
Accounts receivable	(26,071)	(8,392)
Other current assets	-	1,562
Accounts payable and accrued expenses	24,651	156,817
Accrued compensation	187,500	-
Accrued interest	18,709	-

CASH USED BY OPERATING ACTIVITIES	(162,613)	(218,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in working capital due to merger	(16,747)	-
Cash acquired in merger	40,272	95

CASH PROVIDED BY INVESTING ACTIVITIES	23,525	95

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	50,000
Issuance of common stock for cash	175,000	100,000
Repayment of promissory notes	-	(25,000)
Proceeds from promissory notes	-	67,000
Proceeds from related party notes	-	31,000

CASH PROVIDED BY FINANCING ACTIVITIES	175,000	223,000

NET INCREASE (DECREASE) IN CASH	35,912	4,974
CASH, beginning of period	9,051	3,223
CASH, end of period	$44,963	$8,197

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$(37,500)	$205,500
Value of Common Stock issued for accrued interest	$-	$466
Value of Common Stock issued for debt principle	$-	$42,000
Value of Common Stock issued for accounts payable	$-	$32,000
Value of warrants issued	$-	$270,459

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note A-Organization

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K/A.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On July 12, 2011, iTrackr Systems, Inc. acquired 100% of the issued and outstanding membership interests (the “Units”) of RespondQ, LLC, a Florida limited liability company.  The purchase price for the Units was an aggregate of five million (5,000,000) shares of restricted common stock of the Company and promissory notes in the aggregate principal amount of $100,000.  The purchase consideration for the RespondQ Units was approximately $2,480,000 million, which consisted of the notes and the fair value of 5 million issued shares of iTrackr Systems, Inc. common stock.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $4,556,821 and $4,095,092 at September 30, 2011 and December 31, 2010, respectively.  In addition, the Company has negative working capital of $1,377,492 and $978,926 at September 30, 2011 and December 31, 2010, respectively.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note A-Organization (Continued)

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

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers.  At September 30, 2011, two customers accounted for 95% (59% and 36%) of accounts receivable.

During the three months ended September 30, 2011, two customers accounted for 94% (64% and 30%) of sales.  During the nine months ended September 30, 2011, three customers accounted for 95% (50%, 23% and 22%) of sales.

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $163,786 as of September 30, 2011 is reported at the gross amount without an allowance.  The Company has not experienced any bad debts to date.  However, the Company periodically reviews accounts receivable for collectability and will create an allowance for bad debts if the analysis so warrants.

NOTE C – FIXED ASSETS

Fixed assets consisted of the following:

	September 30,	December 31,
	2011	2010
Computers and office equipment	$90,681	$78,974
Software	129,235	127,237
Leasehold improvements	1,719
Total fixed assets	221,635	206,211
Accumulated depreciation	(168,702)	(142,339)
Fixed assets, net	$52,933	$63,872

During the three months ended September 30, 2011 and 2010, the Company recognized $9,115 and $8,808, respectively in depreciation expense.  During the nine months ended September 30, 2011 and 2010, the Company recognized $9,115 and $26,731, respectively in depreciation expense.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED PAYROLL

Accounts payable and accrued expenses at September 30, 2011 consisted of $50,500 of health insurance premium reimbursement due to John Rizzo, CEO, for which two payments totaling $6,500 were made during 2011 with no other payments made since January 2007, $62,323 of professional services and $265,070 of trade payables.

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

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE E – NOTES

Promissory Notes – 3rd Party

	September 30,	December 31,
	2011	2010
Note payable bears interest at 9% per year, Matures July 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000	25,000
Note payable bears interest at 8% per year, Matures March 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	25,000	25,000
Note payable bears interest at 8% per year, Matures December 31, 2011 and is convertible into shares of common stock upon default at a conversion price of $0.25 per share.	6,000	6,000
Totals	56,000	56,000

During the nine months ended September 30, 2011, the Company did not receive any loan proceeds or make any payments against the above outstanding notes.

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

On our non related party notes payable, the Company recognized interest expense during the three months ended September 30, 2011 and 2010 of $1,192 and $376, respectively compared to the nine months ended September 30, 2011 and 2010 of $3,538 and $376, respectively.  As of September 30, 2011 and December 31, 2010, the Company has outstanding $4,607 and $694, respectively, of accrued interest due under the notes above.

Promissory Notes - Related Party

	September 30,	December 31,
	2011	2010
Note payable convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at
9% per year, Matured July 1, 2011	$192,812	$192,812

On our related party note payable, the Company recognized interest expense during the three months ended September 30, 2011 and 2010 of $4,374 and $3,620, respectively compared to the nine months ended September 30, 2011 and 2010 of $12,979 and $5,911, respectively.  As of September 30, 2011 and December 31, 2010, the Company has outstanding $27,859 and $14,879, respectively, of accrued interest due under the note above.

NOTE F – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of September 30, 2011.

Common Stock
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  25,819,997 shares have been issued as of September 30, 2010.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE F – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Debt Repayment
No stock was issued to repay any debt during the nine months ended September 30, 2011.

During the year ended December 31, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.

Stock Issued for Cash
During the nine months ended September 30, 2011, the company received $175,000 and issued 500,000 shares upon the exercise of a warrant.

During the year ended December 31, 2010, the Company 1) received $50,000 as a direct purchase and issued 166,666 shares of restricted common stock, and 2) received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.

Stock Issued in Merger
During the three months ended September 30, 2011 on July 12, 2011, the Company issued five million (5,000,000) shares of restricted common stock in exchange for 100% of the issued and outstanding membership interests of RespondQ, LLC, a Florida limited liability company.  The stock component of the purchase consideration for RespondQ was $2,380,000 million valuing the issued shares at $0.476, which reflects the closing price of the Company’s common stock ($0.56) on the date of the purchase adjusted for a 15% discount due to the restriction placed on the stock and resulting lack of liquidity (See Note K - MERGER below)

Stock Issued for Services
No stock was issued in exchange for services during the nine months ended September 30, 2011.  However, 125,000 shares that were to be issued to a former employee were canceled and related expense of $37,500 reversed in the current period.

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

Stock issued for Accounts Payable
No stock was issued in exchange for accounts payable during the nine months ended September 30, 2011.

During the year ended December 31, 2010, the Company issued 101,000 shares of restricted common stock at $0.32 per share to settle $32,000 of the balance owing ChatStat for the purchase of their Chat software.

Stock Options (See footnote H below)
During the nine months ended September 30, 2011 and the year ended December 31, 2010, no option activity occurred.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE G – WARRANTS

At September 30, 2011, the Company had 1,605,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
2/5/2010	500,000	$0.35	12/31/15
3/1/2010	1,000,000	$0.10	10/31/11

Total	1,605,333

During the nine months ended September 30, 2011, on May 20, 2011, the Company modified the above warrant dated February 5, 2010 to reduce the conversion price from $0.40 per share to $0.35 per share on the original warrant total of 1,000,000 shares.  The owner of the warrant exercised 500,000 warrants in exchange for 500,000 shares of common stock and paid the Company $175,000.  As a result of the modification, the Company determined the difference in the fair value of the warrants using the Black-Scholes Options Pricing Model and recorded $9,800 of stock compensation expense.

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

NOTE H – 2007 LONG-TERM EQUITY INCENTIVE PLAN

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan. The purpose of this Plan is to attract and retain directors, officers and other employees of iTrackr Systems, Inc. and its Subsidiaries and to provide to such persons incentives and rewards for performance.

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

Stock Options
During the nine months ended September 30, 2011, no option activity occurred.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2011:

	September 30, 2011
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,505,000	$0.18
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at end of quarter	5,505,000	$0.18

Options exerciseable at June 30, 2011	5,505,000

The following table summarizes information about the Company's stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At September 30,	Contractural	Exercise	Number	Exercise
Prices	2011	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	-	$0.40	1,000,000	$0.07
0.25	1,250,000	-	0.25	1,250,000	0.06
0.10	2,375,000	-	0.10	2,375,000	0.04
0.05	880,000	-	0.05	880,000	0.01

Total	5,505,000	-	$0.18	5,505,000	$0.18

The Company measures the fair market value of stock options granted using the Black-Scholes Option Pricing Model on the date of grant and recognizes related compensation expense ratably over the options vesting period for all future grants.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company recognized $0 of compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

NOTE J – RELATED PARTY TRANSACTIONS

During nine months ended September 30, 2011 (through July 12, 2011), the Company generated $82,450, or 25.3% of our sales from RespondQ, LLC pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement dated November 1, 2010.  Prior to the merger between RespondQ and iTrackr as described below in Note K, RespondQ, LLC was 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo.  Mrs. Rizzo has never held positions as an officer, director or otherwise in RespondQ, LLC or iTrackr Systems, Inc. and its subsidiaries.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE K – MERGER

On July 12, 2011, iTrackr Systems, Inc. (the “Company”) acquired 100% of the issued and outstanding membership interests (the “Units”) of RespondQ, LLC, a Florida limited liability company from Idamia, LLC, a Florida limited liability corporation (“Idamia”) and Iselsa II, LLC (“Iselsa”), a Delaware limited liability corporation.  Iselsa owns 70% of the Units and Idamia owns 30% of the Units being sold. The owner of Idamia, LLC is Radosveta Rizzo. Ms. Rizzo is the wife of the Company’s Chief Executive Officer.  The purchase price for the Units was an aggregate of five million (5,000,000) shares of restricted common stock of the Company and promissory notes in the aggregate principal amount of $100,000.  The promissory notes bear interest at 10% per annum and all principal and interest is due and payable on October 12, 2011. Upon an occurrence of an Event of Default, the Promissory Notes are convertible into to shares of the Company’s common stock at $0.10 per share.

The purchase consideration for the RespondQ Units was approximately $2,480,000 million, which consisted of the notes and the fair value of 5 million shares of iTrackr Systems, Inc. common stock issued to Idamia and Iselsa, was determined using a per share price of $0.476, which reflects the closing price of the Company’s common stock ($0.56) on the date of the purchase adjusted for a 15% discount due to the restriction placed on the stock and resulting lack of liquidity.

 The accompanying unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of iTrackr Systems, Inc. appearing elsewhere in this Current Report.  The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2009 for purposes of the statement of operations.

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

The unaudited pro forma financial information should be read in conjunction with the notes hereto and with the historical financial statements of the Company as filed in its annual report on Form 10-K/A for the year ended December 31, 2010 and with the historical financial statements of RespondQ, LLC included in our report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011 and Form 8-K/A filed on July 28, 2011.

The allocation of the purchase price, is as follows:

Net tangible assets acquired and liabilities assumed:
Cash and cash equivalents		$40,272
Accounts receivable		119,380
Accounts receivable - less: RespondQ receivable from iTrackr		(6,000)
Prepaid expenses and other current assets		2,121
Property and equipment		15,424
Other long-term assets - Deposits		3,500
Accounts payable		(267,939)
Accounts payable - less: Owed to iTrackr by RespondQ		21,747
Subtotal RespondQ net liabilities assumed			(71,495)
Amount of purchase price allocated to identifiable intangible assets			1,424,000
Amount of purchase price allocated to goodwill			1,143,242
Net assets acquired			$2,495,747

Consideration paid:
5 million shares of common stock		$2,380,000
Issuance of 2 promissory notes		100,000
Receivable by RespondQ from iTrackr	1)	(6,000)
Receivable by iTrackr from RespondQ	2)	21,747
Total consideration			$2,495,747
_________
1)  Due from iTrackr for expenses paid by RespondQ on behalf of iTrackr.
2)  Due to iTrackr pursuant to the Master "Click2Chat Software as a Service" Management Services Agreement dated November 1, 2011.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE K – MERGER (continued)

The summarized assets and liabilities of the purchased company (RespondQ, LLC) on July 12, 2011 were as follows:

		Merger		Adjusted
	RespondQ	Eliminations		RespondQ
Assets
Current Assets
Cash	$40,272	$-		$40,272
Accounts receivable	119,380	(6,000)	1)	113,380
Prepaid expenses	2,121	-		2,121
Total Current Assets	161,773	(6,000)		155,773

Fixed assets	17,326	-		17,326
Accumulated depreciation	(1,902)	-		(1,902)
Net fixed assets	15,424	-		15,424
Deposits	3,500	-		3,500
Total Assets	$180,697	$(6,000)		$174,697

Liabilities and Members' Equity

Current Liabilities
Accounts payable and accrued expenses	$267,939	$(21,747)	2)	$246,192
Total Current Liabilities	267,939	(21,747)		246,192

Members' Equity
Members' Equity	50,000	-		50,000
Retained deficit	(137,242)	15,747		(121,495)
Total Members' Equity	(87,242)	15,747		(71,495)
Total Liabilities and Members' Equity	$180,697	$(6,000)		$174,697
__________________
1)	Due from iTrackr for expenses paid by RespondQ on behalf of iTrackr
2)	Due to iTrackr pursuant to the Master "Click2Chat Software as a Service"
Management Services Agreement dated November 1, 2011.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE K – MERGER (continued)

The condensed pro forma results of operations for the nine months ended September 30, 2011 (including the results of operations for RespondQ, LLC from January 1, 2011 through July 12, 2011 (Date of Merger)) and the year ended December 31, 2009 and 2008 were as follows:

iTrackr Systems, Inc.
Pro Forma Consolidated Statements of Operations
For the Nine Months Ended September 30, 2011 (Unaudited) and the Years Ended December 31, 2010 and 2009 (Audited)

	Nine Months Ended September 30, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	iTrackr	RespondQ		iTrackr	RespondQ		iTrackr	RespondQ
	Actual	Actual*	Pro Forma	Actual	Actual	Pro Forma	Actual	Actual	Pro Forma

Revenue	$325,627	$648,211	$973,838	$85,576	$121,484	$207,060	$7,493	$-	$7,493
Cost of Sales	129,893	528,318	658,211	-	105,322	105,322	-	-	-
Gross profit	195,734	119,893	315,627	85,576	16,162	101,738	7,493	-	7,493

Operating expenses
Selling, General and administrative	375,726	105,810	481,536	436,506	36,762	473,268	305,093	10,343	315,436
Operations	32,692	101,545	134,237	145,626	-	145,626	235,907	-	235,907
Research and development	135,241	-	135,241	-	9,435	9,435	4,796	7,500	12,296
Depreciation and amortization	122,027	1,902	123,929	35,482	-	35,482	33,508	-	33,508
Stock compensation	(27,700)	-	(27,700)	483,459	-	483,459	99,169	-	99,169

Total operating expenses	637,986	209,257	847,243	1,101,073	46,197	1,147,270	678,473	17,843	696,316

Loss from operations	(442,252)	(89,364)	(531,616)	(1,015,497)	(30,035)	(940,210)	(670,980)	(17,843)	(688,823)

Other Income and (Expense)
Interest expense	(18,709)	-	(18,709)	(16,313)	-	(16,313)	(90,462)	-	(90,462)
Other expense	-	-	-		-	-	(163,000)	-	(163,000)
Other income	-	-	-	29,172	-	29,172	-	-	-
Total other income and expense	(18,709)	-	(18,709)	12,859	-	12,859	(253,462)	-	(253,462)
Earnings before taxes	(460,961)	(89,364)	(550,325)	(1,002,638)	(30,035)	(927,351)	(924,442)	(17,843)	(942,285)
Provision for income taxes	-	-	-	-	-	-	-	-	-
NET LOSS	$(460,961)	$(89,364)	$(550,325)	$(1,002,638)	$(30,035)	$(927,351)	$(924,442)	$(17,843)	$(942,285)

Weighted average shares outstanding-basic	20,432,325			20,036,477			14,632,513
Shares issued for acquisition			5,000,000			5,000,000			5,000,000
Total weighted average shares outstanding			25,432,325			25,036,477			19,632,513

Net loss per common share-basic	$(0.02)		$(0.02)	$(0.05)		$(0.04)	$(0.06)		$(0.05)
____________
* Includes the unaudited results of operations for RespondQ, LLC from January 1, 2011 through the dateof Merger on July 12, 2011.

ITRACKR SYSTEMS, INC
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE L – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through November 1, 2011.

On October 5, 2011, the Company issued 400,000 shares of common stock and received $40,000 upon the exercise of 400,000 warrants.

On October 17, 2011, the Company issued 106,444 shares of common stock upon the conversion of $26,611 of debt, including $25,000 of principle and $1,611 of accrued interest.

On October 18, 2011, the Company issued 100,000 shares of restricted common stock in exchange for consulting services valued at $43,350 and based on the closing price of our common stock on October 18, 2011 discounted 15% due to the lack of liquidity.

On October 31, 2011, the Company issued 25,920 shares of common stock upon the conversion of $6,480 of debt, including $6,000 of principle and $480 of accrued interest.

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

At September 30, 2011, iTrackr Systems had current assets of $211,639, including cash on hand of $44,963 and accounts receivable of $163,786.  For the nine months ended September 30, 2011 and the year ended December 31, 2010 the Company had revenue of $325,627 and $106,409, respectively.  For the nine months ended September 30, 2011 and the year ended December 31, 2010 the Company had and net losses of $460,961 and $1,002,638, respectively, of which ($27,700) and $483,459, respectively, was related to stock compensation expense.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  On July 12, 2011, the Company purchased our Customer RespondQ, LLC.  With the purchase of RespondQ, the Company anticipates improved financial performance as we expect sales to grow.  In the near term, we expect that the cash on hand and accounts receivable totaling $209,517 will be sufficient to cover approximately 4-5 months of operations.  Additionally, management is working to secure additional sales and debt and equity financing.  In the event no outside funding is achieved or sales remain flat, Mr. Rizzo, our CEO will provide personal funds as needed to fund our operations.  During the nine months ended September 30, 2011 no borrowings from Mr. Rizzo were required.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000.  However, the Company does not expect to need the full commitment amount.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared With the Three and Nine Months Ended September 30, 2010.

Revenues

Revenues for the three months ended September 30, 2011 were $231,783 representing a $214,498 increase from revenues of $17,285 for the three months ended September 30, 2010.  Revenues for the nine months ended September 30, 2011 were $324,859 representing a $288,999 increase from revenues of $35,860 for the nine months ended September 30, 2010.  The increase in revenue is primarily due to revenue from RespondQ as a result of the inclusion of its operations from the date of purchase on July 12, 2011.

Operating Expenses

Total operating expenses for the three months ended September 30, 2011 were $299,123, an increase of $102,819 from $196,304 for the three months ended September 30, 2010.  Total operating expenses for the nine months ended September 30, 2011 were $637,986, a decrease of $289,981 from $927,967 for the nine months ended September 30, 2010.  The nine month decrease in expense is mainly due to a year-over-year $503,659 decrease in the recognition of non-cash stock compensation primarily related to the issuance of stock for services and grant of warrants, offset by an increase of approximately $80,000 in selling, general and administrative expense; $54,000 increase in research and development expenses and $95,000 increase in depreciation and amortization which is primarily due to the recognition of $95,666 of amortization related to the allocable portion of the purchase price of RespondQ to identifiable intangible assets.

Other Income and Expense

Other expense consists solely of interest expense related to our promissory notes.  Interest expense increased $3,762 to $7,758 for the three months ended September 30, 2011 compared to $3,996 for the three months ended September 30, 2010.  Interest expense increased $7,552 to $18,709 for the nine months ended September 30, 2011 compared to $11,157 for the nine months ended September 30, 2010.  The increase is due to an increase in the balance of  notes payable in the current year compared to 2010.

Net Loss

As a result of the foregoing, our net loss was $204,991, or $0.008 per share, for the three months ended September 30, 2011 compared to a loss of $183,015, or $0.009 per share for the three months ended September 30, 2010.  Our net loss was $461,729, or $0.021 per share, for the nine months ended September 30, 2011 compared to a loss of $903,264, or $0.045 per share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

From inception to September 30, 2011, we have incurred an accumulated deficit of $4,556,821.  This loss has been incurred through a combination of stock compensation of $1,126,615, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.  Since inception, we have financed our operations primarily through debt and equity financing.  However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  During the nine months ended September 30, 2011 we had a net increase in cash of $35,912.  Total cash resources as of September 30, 2011 were $44,963 compared with $8,197 at December 31, 2010.

Our accounts payable and accrued expense balance at September 30, 2011 was $377,893 and includes $50,500 due to our CEO for unpaid salary and benefits.  As of September 30, 2011, we have $163,786 of accounts receivable and cash of $44,963.  Between accounts receivable and cash on hand we estimate there is enough to fund approximately 4-5 months of operations (See discussion below).

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

With the acquisition of RespondQ, the Company expects to receive approximately $30,000 to $40,000 per month in gross profit compared to approximately $35,000 to $40,000 per month in required minimum cash outflows.  Due to our limited operating history, we cannot estimate the level of future sales and may not generate enough cash to cover our required minimum cash outflows.  In order to expand our sales efforts we will gradually need approximately $45,000 to $55,000 per month.  The difference between the required minimum cash outflows of $35,000 to $40,000 per month and $45,000 to $55,000 per month primarily represents the salaries of 2 to 3 additional sales and administrative personnel, whom we intend to gradually hire as our cash flow increases.  In order to meet this increase our management continues to work diligently to secure either debt or equity based financing for which we are currently in discussions.  In the event no outside funding is achieved or sales remain flat, Mr. Rizzo, our CEO will provide personal funds as needed to fund our operations.  During the nine months ended September 30, 2011 no borrowings from Mr. Rizzo were required.  During 2010, Mr. Rizzo loaned the Company $41,500.   Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000.  However, the Company does not expect to need the full commitment amount.

Net cash used by operating activities was $162,613 for the nine months ended September 30, 2011 as compared to $218,121 for the nine months ended September 30, 2010.

Net cash provided by investing activities was $23,525 for the nine months ended September 30, 2011 as compared to $95 for the nine months ended September 30, 2010.

Net cash provided by financing activities was $175,000 for the nine months ended September 30, 2011 as compared to $223,000 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, iTrackr Systems, Inc.:

•	Received $175,000 upon the partial exercise of a warrant and the issuance of 500,000 shares of restricted common stock.
•	Issued 5,000,000 shares in conjunctions with the purchase of RespondQ, LLC

 During the year ended December 31, 2010, iTrackr Systems, Inc.:

•	Received $50,000 in exchange for the issuance of 166,666 shares of restricted common stock.
•	Received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.
•	Received $50,000 in exchange for a warrant to purchase 1,000,000 shares of common stock.
•	Converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.
•	Received gross proceeds of $139,500 from promissory notes.
•	Issued 360,000 shares of restricted common stock valued at $108,000 to settle a legal dispute with Marc Falcone.
•	Issued 101,000 shares of restricted common stock to settle accounts payable valued at $32,000.
•	Issued 350,000 shares of restricted common stock in exchange for services valued at 105,000.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Report, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2011.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2011, the company received $175,000 and issued 500,000 shares upon the exercise of a warrant and issued 5,000,000 shares in conjunction with the purchase of RespondQ, LLC described in the notes to the financial statements above.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit

31.1*	Certification of John Rizzo, Chief Executive Officer and Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John Rizzo, Chief Executive Officer and Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
________
*      Filed Herewith

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC.

Date: November 8, 2011	By:	/s/ John Rizzo
John Rizzo,
Chief Executive Officer

By:	/s/ John Rizzo
John Rizzo,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Rizzo	Chief Executive Officer, Chief Financial Officer and Director	November 8, 2011