Form 10-K
period 2011-12-31
ITRACKR SYSTEMS INC
filed 2012-03-19
CIK 1412212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2012, based upon the closing price of the common stock reported by the Over the Counter Markets Group, Inc. QB tier (the “OTCQB”) on such date, $5,519,096.

There were 27,843,613 shares of common stock outstanding as of March 19, 2012.

Documents Incorporated by Reference:  None.

ITRACKR SYSTEMS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our technology development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

ITEM 1.  BUSINESS.

We are an emerging ecommerce and social media software and services company. We have developed two technology platforms branded as RespondQ (See www.RespondQ.com) and iTrackr (See www.itrackr.com) both of which enable web based and local businesses to increase sales through innovative technology and increased web presence.

RespondQ

Business

Through our RespondQ chat communications platform, the Company offers a comprehensive suite of real-time, live interaction tools designed to allow our customers the information they need while interacting with potential purchasers, including our proprietary chat application, live web statistics, live visitor engaging, live web analytics and real time support ticketing for both enterprise and single site users. RespondQ helps online businesses maximize their web based marketing budget by interacting with visitors when they are most likely to make a purchase thus increasing online sales.

RespondQ fills a meaningful gap in the online sales and lead generation market by bridging the gap between visitor traffic and successful business outcomes.  Our unique value proposition of providing an end-to-end solution for live online interaction with a hosted chat platform combined with a unique sales process and highly trained sales agents changes the way companies sell products and services online. Our business solutions deliver measurable return on investment by enabling clients to:

•	increase conversion rates and reduce abandonment by selectively engaging website visitors;

•	accelerate the sales cycle, drive repeat business and increase average order values;

•	increase customer satisfaction, retention and loyalty while reducing service costs;

•	harness the knowledge of subject-matter experts by allowing consumers to engage with major online brands;

•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and

•	lower operating costs in the call center by deflecting costly phone and email interactions.

As a “cloud computing” or software-as-a-service (SaaS) provider, RespondQ provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership (TCO), scalability, cost predictability and simplified upgrades. Organizations that adopt multi-tenant architecture that is fully hosted and maintained by RespondQ eliminate the time, server infrastructure costs and IT resources required to implement, maintain and support traditional on-premise software. Additionally, RespondQ is the first in its class to offer a full service, pay for performance model to qualifying site owners where select customers pay no up-front costs and receive access to all the tools mentioned above, free technical support and highly trained chat and sales operators. RespondQ negotiates a rate of commission for each sale made keeping our customers costs 100% variable.

Market Opportunity

Consumer migration to the Internet is driving a dramatic shift in the way consumers buy products and services from companies. As more and more content, social media sites and web applications become ubiquitous, consumers are spending an increasing amount of time online. According to a recent J.P. Morgan report, global e-commerce sales should reach $963 billion by 2013, growing at a compounded annual growth rate (CAGR) of 19.4% from 2010 to 2013. According to this report, the strongest growth will come from Asia with a projected 28% CAGR from 2010 to 2013 compared to U.S. and European e-commerce sales which are expected to grow by 12% and 13%, respectively.

According to J.P. Morgan, the rise of social media and online video has stimulated Internet advertising spending, which is projected to exceed $105 billion in 2014. Also, by year end, 37% of all U.S. online consumers will use chat for customer service predicts a Forrester Research survey published in 2011. That is nearly double the 19% that used chat for customer service in 2009. Chat adoption has increased to nearly one-half of online consumers ages 18 to 32 and to approximately one in four seniors. In the Forrester survey, chat has the highest satisfaction rate among all online customer service channels at 62%.

According to Forrester Research 58% of consumers start their Product Research on the web and companies have eight (8) seconds to hook a visitor through their landing page. As the supply of page views and online content grows, consumers are getting increasingly frustrated as they seek answers to simple questions. Satisfaction for researching retail products online and buying them over the phone is only 44-53%, with the younger age group being most dissatisfied at 44%. According to Forrester Research 57% of US Online consumers say they are likely to abandon an online purchase if they cannot find quick answers to their questions. 25-32% of online consumers abandon their shopping carts (eMarketer). The most compelling statistic comes from a research conducted by Internet Retailer which concluded that 10-15% of Consumers who browse online will complete a sale if engaged in a text chat versus 2% for those who do not engage in a chat. Moreover, according to a Forrester Research survey, members of Generation Y are dedicated consumers of online content and wide adopters of social support; most use multiple technologies for online communications such as email, social networking and text messaging, and create and share user-generated content. Survey results indicated that in 2011 39% of Generation Y consumers had used a forum or community for social support. Forrester also indicated that this demographic is demanding, with high expectations for the services they purchase via the Web.

We believe that the positive trends in e-commerce and demographic shifts described above, along with the diversifying channels of consumer engagement worldwide, offer RespondQ opportunities to accelerate the demand for RespondQ’s online, real-time customer engagement solutions.

Strategy

RespondQ has established a reputation as a trusted brand by demonstrating a standard of excellence in service along with a relentless passion for the creation of new applications that drive the best online user experiences. The key elements of RespondQ’s business solutions strategy include:

Continuation of building brand strength within the home services vertical while expanding into New Markets. RespondQ continued to develop its market position by increasing its client base, and expanding its offerings within its existing customer base. In late 2011, we identified several markets that have a high potential for revenue growth and key industries within that are not currently utilizing chat technologies.  Several of these industries include but are not limited to; Affiliate Networks, Specialty Retail, Auto Insurance, Healthcare, Club and Membership Groups, Education, Government, and Travel.  Continuing to grow our client base will enable us to strengthen our recurring revenue stream.  Our primary focus of expansion being that of Full Service chat solutions.

Creating the RespondQ International Presence.  During 2011, we continued our investment in building out new sales collateral and services personnel to expand our customer base. We have identified the Latin America market, including Mexico, Panama, Columbia and Venezuela to present the best near-term opportunity for expansion. We are currently evaluating sales and marketing strategies and several partnership opportunities to support expansion directly into these countries.

Continuing to Build Brand Recognition.  As a pioneer of pay for performance chat solutions, RespondQ enjoys recognition and credibility due to our success with companies like Saveology, Acceller and Digital Mojo. We strategically target decision makers within key vertical markets, leveraging customer successes to generate increased awareness and demand for our unique chat technologies. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to reinforce our position and leadership within the industry. Our brand name is also visible to both business users and consumers where our software is present on a site. When a visitor engages in a chat session on a customer’s website, our brand name is displayed on the chat window as “Powered By RespondQ”. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

Increasing the Value of Our Service to Our Clients.  We regularly add new features and functionality to our services to further enhance value to our customers. In 2011, we continued to enhance our reporting, analysis and administrative tools as part of our overall portfolio of features, as well as our ability to capture, analyze and report on the substantial amount of online data we collect on behalf of our clients. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other innovations, we intend to reinforce our value proposition to clients, which we believe will result in additional revenue from new and existing clients over time.

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions.

Our business solutions compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. The Company faces competition from online interaction solution providers, including but not limited to software-as-a-service (SaaS) providers such as LivePerson, Art Technology Group (purchased by Oracle on January 5, 2011), Instant Service, RightNow Technologies (purchased by Oracle on October 24, 2011), TouchCommerce and LiveChat. We face potential competition from Web analytics and online marketing service providers, such as Omniture. The most significant barriers to entry in this market are knowledge of:

•	Online consumer purchasing habits;
•	Methodologies to correctly engage customers;
•	Metrics proving return on investment; and
•	Technology innovation opportunities.

The Company also faces potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology and/or consumer-oriented companies such as Microsoft, Yahoo and Google may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and live advice.

Finally, the Company competes with in-house online engagement solutions, as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

The Company believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Compared to the Company, some of our larger current and potential competitors have:

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

iTrackr

Business

Our newly designed and currently in beta testing iTrackr direct deals platform represents the latest evolution of the daily deal business model by combining the benefits of social networking, daily deals and couponing onto a technology platform that significantly enhances web presence and allows both the local business owner and the consumer to create and request personalized discounts on the fly. The premise of iTrackr is that consumers should drive discounts based on their specific desires and needs and be able to easily find those discounts any time no matter where they are.

We are committed to providing a great customer experience and maintaining the trust of our customers. One way to achieve positive outcomes is to hold merchants accountable for the deals they provide. By allowing consumers to provide feedback on merchant profiles, we are helping to ensure the integrity of the marketplace nurtured by our platform. In addition, we use our technology to help merchants target relevant deals based on individual subscriber preferences. As we increase the volume of transactions through our platform, we increase the amount of data that we have about deal performance and customer interests. This data allows us to continue to improve our ability to help merchants design the most effective deals and deliver deals to customers that better match their interests. Increased relevancy enables our merchants to offer several deals, which we believe results in increasing purchases by targeted subscribers. The iTrackr platform's benefits and attributes include the following:

•
Consumer Driven - iTrackr eliminates the need to join daily deal email lists’ that do not cater to individual desires and needs. on iTrackr.com the consumer is in complete control of the deals they would like to purchase. Consumers can customize their profile and select specific businesses in their locality or nationwide from which they are interested in receiving deals. Consumers may even request a specific and personalized deal directly from any business with an iTrackr.com profile. Additionally, consumers may comment and add reviews about any business in our data base.

•
Consumer Focus - by monitoring and controlling the platform for deal exchanges we become intelligent in understanding consumer desires and needs. This is important in that we can identify what consumers are looking for and when they are looking for it.

•	Merchant Flexibility - business owners can easily deploy deals to all consumer profiles within a 25 mile radius of their operation. Businesses can also target specific individuals with specific deals.

•
Data Driven - Consumer and business profiles on iTrackr.com are SEO enhanced allowing stronger searchability and online visibility for the small local business that does not have the time or experience to develop an online presence. Unlike other daily deal providers, our platform automatically provides an online profile and visibility to internet users eliminating the need for a dedicated website.

•	Ubiquitous - designed to be private labeled and licensed in foreign markets and accessible on any device through the web or from our mobile app.

iTrackr Systems maintains several of the largest ‘Breathing” consumer and business data files available for actionable use both online and offline. Within its repository of data there are over 207 Million American consumers, and 16 Million U.S. based businesses all of which are cross connected and constantly enhanced at the individual consumer and business levels. We have identified roughly 1 Million businesses that fit our SIC code categories for the iTrackr.com beta launch. Through a calculated SEO approach we are injecting consumer and business profiles into our live site for indexing. Our goal is to have all 207 Million consumer profiles as well as the complete and relevant business profiles within our file, live by Q4 2012.

Market Opportunity

iTrackr primarily addresses the worldwide local commerce markets in the leisure, recreation, foodservice and retail sectors. The leisure, recreation and foodservice market is expected to be $1.4 trillion in the U.S. and $5.3 trillion worldwide in 2011 (Euromonitor International 2011 report). The retail market is expected to be $2.9 trillion in the U.S. and $12.2 trillion worldwide in 2011. We believe a substantial portion of these expenditures on leisure, recreation, foodservice and retail will be spent with local merchants. This belief is based on the collective experience of our management and employees that commerce involving individuals is primarily local. iTrackr also addresses the online advertising market serving these merchants. The size of the U.S. online advertising market is estimated to be $51.9 billion in 2011, of which $16.1 billion is estimated to be spent by local merchants according to Borrell Associates. The size of the global online advertising market is estimated to be approximately $79 billion in 2011 (IDC May 2011 Worldwide New Media Market Model, 2H10).

We have created an e-commerce platform for connecting local merchants to consumers in an interactive and flexible manner. Current daily deal sites claim to be consumer centric but in reality cater to the merchant. They typically require a specified number of deals be sold before the deal becomes active potentially causing people who have signed up for a deal to miss out leaving them with nothing but a bad experience. With data gathered from our users initially and over time, iTrackr will be positioned to deliver to merchants a loyal and defined group of consumers to advertise to cheaply and effectively while consumers will receive the deals they are interested in without having to wait for a certain number to be sold. As a result, we believe that the customer and merchant experience enjoyed by our user base will surpass current daily deal businesses.

Strategy

As with any website based business, a "critical mass" is required in order for the platform to take root and grow. Many well-known web properties started from an idea and flourished once they reached critical mass, including Facebook, ebay, Craigslist, Groupon and others. We will achieve critical mass when revenue from our community presence approaches our current cost of operations. Some of the things we are doing to ensure we reach "critical mass" are:

•	offering our platform to consumers free of charge on wired and wireless mediums;
•	reducing the cost of distributed advertising to merchants by offering 60 days free and a small $14.99 per month subscription fee thereafter;
•	open beta testing of iTrackr.com to solicit and garner feedback from users in order to eliminate bugs in the software, increase usability, and improve user friendliness;
•	populating our database with 1 million currently active merchant profiles determined by their SIC codes and continually increasing our profile base as we expand in to different local markets;
•	promoting itrackr virally to enhance visibility across the social networks;
•
engaged with an international B2B sales organization for outbound and direct marketing campaigns to rapidly solicit the businesses within our proprietary database to activate their profiles on iTrackr.com;

•
the 1 million pre populated profiles currently in our database were selected primarily because they have an existing web presence allowing us to cross sell our RespondQ chat communication platform; and

•	we continue to invest in the depth of our website to provide the look, feel and experience our users demand.

Competition

iTrackr competes directly with group buying sites. Our major domestic competitors include Groupon, Google, Microsoft, Eversave, BuyWithMe and LivingSocial. These competitors offer substantially the same or similar product offerings as us. We also compete with businesses that focus on particular merchant categories or markets as well as traditional offline coupon and discount services, newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. We believe the principal competitive factors in our market include the breadth of subscriber base and merchants featured; local presence and understanding of local business trends; and ability to generate positive return on investment for merchants.

We anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local e-commerce business model. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

Open Source Technology

We have developed the iTrackr platform based on an “Opensource Architecture” much the same way as Facebook, Google, Yahoo, Youtube and other fast growing internet companies.   This architecture enables us to quickly scale our infrastructure to adapt to a rapidly growing user/customer base.

Research and Development

Companies such as us are under pressure to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements.  We believe that the engineering and technical expertise of our management and key personnel, together with our emphasis on continuing research and development, allows us to efficiently and timely identify and bring new, innovative products to market for our customers using the latest technologies, materials and processes.  We believe that continued research and development activities are critical to maintaining our offering of technologically-advanced products to serve a broader array of our customers.

We focus our product design efforts on both improving our existing products and developing new products. In an effort to enhance our product quality, reduce costs and keep up with emerging product trends, we work with our key customers and service providers to identify emerging product trends and implement new solutions intended to meet the current and future needs of the markets we serve.

We are a technology company, and approximately 18% of our costs are related to research and development.  We anticipate that research and development costs will continue to be a material component of our overall business expenditures for the foreseeable future.

Intellectual Property

We have filed for a provisional U.S. patent related to the iTrackr  technology and  for Trademarks related to iTrackr and RespondQ. Additionally, we rely on a combination trade secret and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements with our employees, consultants, customers, potential customers and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

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

Employees

At December 31, 2011 we had 5 full-time employees.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

ITEM 1A.  RISK FACTORS.

The following are certain of the important risk factors that could cause, or contribute to causing our actual operating results to differ materially from those indicated, expected or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and other public filings before deciding to purchase, hold or sell our common stock.

General Risks Related to Our Company

Because there is doubt about our ability to continue as a going concern, an investor may lose all of his investment in our company.

Our auditor’s report for the year ending December 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Since our sole officer and director may be reluctant or unable to loan or advance additional capital to the Company, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans.

iTrackr has a history of losses and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.

iTrackr has incurred losses since inception. iTrackr’s revenues largely come from interactive chat services and software licensing fees. iTrackr’s primary expenses relate to personnel, website development and maintenance, professional and stock based compensation and exceed revenues.  iTrackr’s consolidated financial statements have been prepared assuming that iTrackr will continue as a going concern.  Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure.  The Company has suffered recurring losses resulting in a stockholders’ deficit of approximately $4,972,696 and a working capital deficiency of $1,307,926 as of December 31, 2011.  Historically, the Company has been able to finance operations from the capital obtained through the issuance of convertible debt.  Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings.  However, iTrackr’s expenses are expected to increase as it incurs additional costs increasing operational infrastructure. There is no assurance that iTrackr will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability.

iTrackr’s cash on hand and anticipated near term sales may be insufficient to fund operations for the next 12 months.

As of December 31, 2011 our cash balance was $130,139.  We believe that approximately $60,000 per month or $720,000 will be required to cover our cash outflows for the next 12 months.  Our current cash balance and anticipated near term sales may be insufficient meet this requirement.  As a result our management continues to work diligently to secure additional sales and either debt or equity based financing for which we are currently in discussions. In the event no outside funding is achieved Mr. Rizzo, our CEO will provide personal funds as needed to fund our required minimum cash outflows. During 2011 and 2010, Mr. Rizzo loaned the Company $0 and $41,500, respectively. Mr. Rizzo is an accredited investor and has committed to fund up to an additional $250,000.

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

iTrackr depends on the expertise, experience and continued services of its senior management employees, especially John Rizzo, its founder, Chairman, Chief Executive Officer and Chief Financial Officer, and Jeremy Brooks, its President.  Both Mr. Rizzo and Mr. Brooks have acquired specialized knowledge and skills with respect to iTrackr and its operations and most decisions concerning the business of iTrackr will be made or significantly influenced by them. iTrackr does not maintain life insurance with respect to Mr. Brooks and Rizzo.  The loss of Mr. Brooks and Rizzo or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect the Company.  The Company seeks to compensate and incentivize its key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow iTrackr to retain key or hire new employees.  As a result, if Mr. Brooks and Rizzo were to leave iTrackr, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.  In January, 2011, iTrackr extended its existing employment agreement with Mr. Rizzo through January 5, 2013.  There can be no assurance that a successor employment agreement will be entered into with Mr. Rizzo or that the terms of their employment agreements will be sufficient to retain Mr. Rizzo. There is no employment agreement between the Company and Mr. Brooks.

iTrackr’s management systems and personnel may not be sufficient to effectively manage its growth.

iTrackr’s growth strategy involves expanding its customer base amongst online retailers in need of a chat software and/or services solution. Achieving iTrackr’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability.  Any condition that would deny, limit or delay its ability to manage and support existing accounts, as well as market to new customers in the future will constrain iTrackr’s ability to grow. There can be no assurance that iTrackr will be able to successfully expand its business in its highly competitive environment, and if iTrackr fails to do so, its business could be harmed.

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

Our businesses depend on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of subscribers and merchants will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed will contribute significantly to the success of our business. We also believe that maintaining and enhancing the "RespondQ" and "iTrackr" brands are critical to expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a group buying leader and to continue to provide reliable, trustworthy and high quality deals, which we may not do successfully.

Unfavorable publicity or consumer perception of our website(s), applications, practices or service offerings, or the offerings of our merchants, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on our customer base. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of the internet, it is possible that various states might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our subscribers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the internet. New or revised taxes and, in particular, sales taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. Several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with privacy rules or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our subscriber base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

Risks Related to Our RespondQ Business

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

We compete directly with companies focused on technology that facilitates real-time sales, conversion of online shoppers to buyers, email management, searchable knowledgebase applications, and customer service interaction.  These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including software-as-a-service (SaaS) providers such as LivePerson, Art Technology Group (purchased by Oracle on January 5, 2011), Instant Service, RightNow Technologies (purchased by Oracle on October 24, 2011), TouchCommerce, Talisma and LiveChat.  We face potential competition from Web analytics and online marketing service providers, such as Omniture.  The most significant barriers to entry in this market are knowledge of:

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

Our reputation depends, in part, on factors which are partially or entirely outside of our control.

Our services typically appear under the RespondQ brand. The customer service operators and experts who respond to the inquiries of our clients’ Internet users are independent contractors, employees or agents of our clients; they are not our employees.. As a result, we are not able to control the actions of these operators. In addition, an Internet user may not know that the operator is not a RespondQ employee. If an Internet user were to have a negative experience in a RespondQ-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our business services is aided by the prominent placement of the chat icon on a client’s website, over which we also have no control.

Risks Related to Our iTrackr Direct Deals Platform

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We expect competition in e-commerce generally, and group buying in particular, to continue to increase because there are no significant barriers to entry. A substantial number of group buying sites have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large internet and technology-based businesses, such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our business. We also expect to compete against other internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. We also compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.

We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•	the size and composition of our subscriber base and the number of merchants we feature;
•	the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;
•	subscriber and merchant service and support efforts;
•	selling and marketing efforts;
•	ease of use, performance, price and reliability of services offered either by us or our competitors;
•	our ability to cost-effectively manage our operations; and
•	our reputation and brand strength relative to our competitors.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger subscriber bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger subscriber bases or generate revenue from their subscriber bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract subscribers away from our websites and applications, reduce our market share and adversely impact our revenue. In addition, we may depend on some of our existing or potential competitors, including Google and Microsoft, for banner advertisements and other marketing initiatives to acquire new subscribers. Our ability to utilize their platforms to acquire new subscribers may be adversely affected if they choose to compete more directly with us.

If we are unable to maintain favorable terms with our merchants, our revenue may be adversely affected.

The success of our business depends in part on our ability to retain and increase the number of merchants who use our service. Currently, when a merchant subscribes with us to offer deals for their products or services, they pay a monthly subscription fee of $14.99 per month. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand a lower subscription fee. This would adversely affect our revenue.

In addition, we expect to face increased competition from other internet and technology-based businesses such as Groupon, LivingSocial, Google and Microsoft, each of which has launched initiatives which are directly competitive to our business. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers.

We have a rapidly evolving business model and our new product and service offerings could fail to attract or retain subscribers or generate revenue.

We have a rapidly evolving business model and are regularly exploring entry into new market segments and the introduction of new products and features with respect to which we may have limited experience. In addition, our subscribers may not respond favorably to our new products and services. These products and services may present new and significant technology challenges, and we may be subject to claims if subscribers of these offerings experience service disruptions or failures or other quality issues. If products or services we introduce, such as changes to our websites and applications, the introduction of social networking and location-based marketing elements to our websites, or entirely new lines of business that we may pursue, fail to engage subscribers or merchants, we may fail to acquire or retain subscribers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our subscriber base and revenue will depend heavily on our ability to innovate and to create successful new products and services.

If our merchants do not meet the needs and expectations of our subscribers, our business could suffer.

Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by merchants that are outside our control. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new subscribers or retain our current subscribers, and diminish the value of our brand.

The implementation of the CARD Act and similar state and foreign laws may harm our business and results of operations.

Deals may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Deals are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Deal, or the promotional value, which is the add-on value of the Deal in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Deal was issued or the date on which the subscriber last loaded funds on the Deal if the Deal has a reloadable feature; (ii) the Deal 's stated expiration date (if any); or (iii) a later date provided by applicable state law. Several merchants are currently defendants in 16 purported class actions that have been filed in federal and state court claiming that online coupons are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Deals with expiration dates and other restrictions. In the event that it is determined that Deals are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Deals may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Deals have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue Deals in jurisdictions where these laws apply. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

Risks Related to Our Common Stock

There will be a substantial number of shares of iTrackr’s common stock available for sale in the future that may be dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of December 31, 2011, the Company had 27,843,613 shares of common stock outstanding and 15,000,000 shares of common stock available for future issuance under its 2007 Long-Term Stock Incentive Plan of which 4,585,333 of warrants and options are outstanding. The 19,629,893 shares of common stock outstanding and underlying certain options and warrants registered pursuant to our S-1/A Registration Statement are freely tradable upon the effectiveness of our Registration Statement declared effective on February 10, 2011 by the Securities and Exchange Commission without restriction or further registration under the Securities Act, unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. These restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

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

Our stock price has been highly volatile and may experience extreme price and volume fluctuations in the future, which could reduce the value of your investment and subject us to litigation.

Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. The market price of our common stock has fluctuated significantly in the past and may continue to be highly volatile, with extreme price and volume fluctuations, in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in market valuations of publicly-traded companies in general and Internet and other technology companies in particular;
•	our announcements of significant client contracts, acquisitions and our ability to integrate these acquisitions, strategic partnerships, joint ventures or capital commitments;
•	our failure to complete significant sales;
•	additions or departures of key personnel;
•	future sales of our common stock; and
•	changes in financial estimates by securities analysts

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may in the future be the target of similar litigation, which could result in substantial costs and distract management from other important aspects of operating our business.

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

John Rizzo owns 5,250,000 common shares, holds options to acquire 2,000,000 options at an average exercise price of $0.325 per share until July 1, 2017, has accrued salary and health insurance of $898,680 and $225,045 in related party debt owed to him by iTrackr Systems, Inc. as of December 31, 2011.  Accordingly, Mr. Rizzo beneficially owns approximately 30.8% of our issued and outstanding common stock.  Accordingly, Mr. Rizzo may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

iTrackr’s insiders, (its executive officers, directors, current five percent or greater stockholders and affiliated entities) together beneficially own approximately 44.2% of our outstanding common stock.   As a result, these stockholders, acting together, will have significant influence over all matters that require approval by the Company’s stockholders, including the election of directors and approval of significant corporate transactions.  Corporate action might be taken even if other stockholders, including those who purchased shares in this offering, oppose them.  This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We currently lease approximately 1,800 square feet at our headquarters located at 1191 East Newport Center Drive, Deerfield Beach, Florida 33442 under a lease that expired January 17, 2012. We are currently on a month-to-month rental basis and in negotiations to enter a renewed lease for the same facility. The company pays$2,122 per month to rent our facilities.

We believe our facilities are currently suitable and adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Over the Counter Markets Group, Inc. QB tier (the “OTCQB”) under the symbol “IRYS” on April 14, 2011.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past fiscal year as reported by the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Year Ended December 31, 2011	High	Low
First Quarter	n/a	n/a
Second Quarter	$1.02	$0.51
Third Quarter	$0.75	$0.42
Fourth Quarter	$0.51	$0.35

Holders

As of February 13, 2012, we had 227 stockholders of record of 27,843,613 shares of our common stock. A substantial number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions and who held 6,161,734 shares as of February 13, 2012.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business.  The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay cash dividends in the years ended December 31, 2011 and 2010.

Transfer Agent

The transfer agent and registrar for our common stock is Manhattan Transfer Registrar Company.  Their address is 57 Eastwood Road, Miller Place, NY 11764 and its telephone number at that location is (631) 928-6171.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2007 Long-Term Equity Incentive Plan (see below) is our only equity based compensation plan as of December 31, 2011.

2007 Long-Term Equity Incentive Plan

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan (the "Plan"). The Plan was ratified at the 2007 shareholder’s meeting (the "Effective Date"). The purpose of this Plan is to attract and retain directors, officers and other employees and non-employees of the Company and its Subsidiary and to provide to such persons incentives and rewards for performance. The Company may issue each of the following under the Plan: Incentive Options, Nonqualified Options, Stock Appreciation Rights, Restricted Stock Awards, Performance Stock Awards or any other award approved by the Board to employees, directors, officers and consultants..  No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is Fifteen Million (15,000,000).  No Plan participant will be granted the right, in the aggregate, for more than Two Million (2,000,000) Common Shares during any calendar year.

We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in its consolidated financial statements over the requisite service period. We use the Black-Scholes option pricing model to calculate the fair value of warrants and stock option grants. The Black-Scholes option pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. We do not anticipate declaring dividends in the foreseeable future. Historically, due to being a private company, we used the Dow Jones Internet Composite Index (FDN) to calculate volatility based on the historical closing prices for the same period as the expected life of the option. We use the “simplified” method for determining the expected term of our “plain vanilla” stock options. We recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates, which to date has been zero. However, if the actual number of forfeitures differs from zero, additional adjustments to compensation expense may be required in future periods where unrecognized stock compensation expense exists.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,585,333	$0.22	2,138,001
Equity compensation plans not approved by security holders	--	--	--
Total	4,585,333	$0.22	2,138,001
________
(1) Consists of 3,880,000 stock options and 705,333 Warrants to purchase shares of common stock. Please refer to our financial statements “ITEM 8. FINANCIAL STATEMENTS; NOTE J - WARRANTS and  NOTE K – 2007 LONG-TERM EQUITY INCENTIVE PLAN,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Recent Sales of Unregistered Securities

•	On December 6, 2011, the Company received $30,000 and issued 300,000 shares upon the exercise of stock options. The Company relied on Section 4(2) of the Securities Act.
•	On November 7, 2011, the Company received $50,000 and issued 500,000 shares upon the exercise of stock options. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2011, the Company converted $27,813 of loans into 111,252 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2011, the Company converted $6,480 of loans into 25,920 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 18, 2011, the Company issued 100,000 shares of common stock to Thomas Candelaria in exchange for services valued at $43,350. The Company relied on Section 4(2) of the Securities Act.
•	On October 17, 2011, the Company converted $26,611 of loans into 106,444 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 10, 2011, the Company received $100,000 and issued 500,000 shares upon the exercise of a warrant. The Company relied on Section 4(2) of the Securities Act.
•	On October 5, 2011, the Company received $40,000 and issued 400,000 shares upon the exercise of a warrant. The Company relied on Section 4(2) of the Securities Act.
•
On July 12, 2011, the Company issued five million (5,000,000) shares of restricted common stock in exchange for 100% of the issued and outstanding membership interests of RespondQ, LLC, a Florida limited liability company.  The stock component of the purchase consideration for RespondQ was $2,380,000 million valuing the issued shares at $0.476.

•	On May 20, 2011, the Company received $175,000 and issued 500,000 shares upon the exercise of a warrant. The Company relied on Section 4(2) of the Securities Act.
•	On June 30, 2010, the Company issued 101,000 shares of common stock to ChatStat in exchange for the settlement of $32,000 owing from the purchase of their chat software technology.
•	On June 30, 2010, the Company issued 100,000 shares of common stock to Chris Maggiore in exchange for services valued at $30,000. The Company relied on Section 4(2) of the Securities Act.
•	On June 5, 2010, the Company issued 125,000 shares of common stock to Mihir Sevak, Chief Technology Officer of iTrackr in exchange for services value at $37,500.
•
On March 11, 2010, the Company issued 360,000 shares of common stock valued at $108,000 as a result of a legal settlement with Marc Falcone a former business development consultant to the Company.  Said shares were distributed to Marc Falcone (240,000 shares), Alan Frank (108,000 shares) and Alexander Palamarchuk (12,000 shares). The Company relied on Section 4(2) of the Securities Act.

•
On March 15, 2010, the Company received $50,000 in exchange for the issuance of 166,666 shares of common stock to Chris Maggiore.  In addition, on June 3, 2010, Mr. Maggiore exercised a warrant to purchase an additional 166,666 shares of common stock in exchange for $50,000.  Mr. Maggiore provides business advisory services to the Company.  The Company relied on Section 4(2) of the Securities Act.

•
On February 16, 2010, the Company converted $42,466.48 of shareholder loans to 119,999 shares of common stock which were distributed to Maplehurst Investment Group (36,260 shares), American Capital Ventures, Inc. (56,402 shares) and Jason Lyons (28,670 shares). The Company relied on Section 4(2) of the Securities Act.

•
On February 5, 2010, the Company sold a warrant to an accredited investor for $50,000. Under the terms of the warrant, the investor has the right to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.40 per share.  The Company relied on Section 4(2) of the Securities Act.

•
During December, 2009, the Company converted $29,944 of shareholder loans due to Stella Gostfrand, founder and former CEO of Must Haves, Inc. to 59,888 shares of common stock.  The Company relied on Section 4(2) of the Securities Act.

•
On October 31, 2009, Delivery Technology Solutions (formerly Inflot Holdings Corp.) converted $270,000 of convertible debt principle and interest into 1,386,322 shares of common stock.  The Company relied on Section 4(2) of the Securities Act.

•	On October 31, 2009, Ted Cooper converted $559,302 of convertible debt principle and interest into 1,118,603 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Robert Gleckman converted $110,825 of convertible debt principle and interest into 221,649 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, The Borg Trust converted $55,844 of convertible debt principle and interest into 111,688 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•
On October 31, 2009, Robert Klinek & Susan Pack converted $57,139 of convertible debt principle and interest into 114,277 shares of common stock.  The Company relied on Section 4(2) of the Securities Act.

•	On October 31, 2009, The Winston Family Trust converted $34,631 of convertible debt principle and interest into 69,261 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Dominick & Judy Aprile converted $28,879 of convertible debt principle and interest into 57,758 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Charlie Bonafede converted $5,683 of convertible debt principle and interest into 11,366 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Dawn Maywood converted $5,781 of convertible debt principle and interest into 11,562 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Sam Maywood converted $5,781 of convertible debt principle and interest into 11,562 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Dr. Michael Gelbar converted $116,666 of convertible debt principle and interest into 233,332 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Patricia Scarpella converted $87,510 of convertible debt principle and interest into 175,019 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Shirley Harnick converted $58,347 of convertible debt principle and interest into 116,693 shares of common stock. The Company relied on Section 4(2) of the Securities Act.
•	On October 31, 2009, Michael Nielsen converted $41,083 of convertible debt principle and interest into 82,165 shares of common stock. The Company relied on Section 4(2) of the Securities Act.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of iTrackr Systems, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Events

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

Overview

We are an emerging ecommerce and social media software and services company. We have developed two technology platforms branded as RespondQ (See www.RespondQ.com) and iTrackr (See www.itrackr.com) both of which enable web based and local businesses to increase sales through innovative technology and increased web presence.

Through our RespondQ chat communications platform, the Company offers a comprehensive suite of real-time, live interaction tools designed to allow our customers the information they need while interacting with potential purchasers, including our proprietary chat application, live web statistics, live visitor engaging, live web analytics and real time support ticketing for both enterprise and single site users.

In order to sustain RespondQ's growth, our strategy is to expand our customer base. To accomplish this, we are focused on the following initiatives:

Continuation of building brand strength within the home services vertical while expanding into New Markets. RespondQ continued to develop its market position by increasing its client base, and expanding its offerings within its existing customer base. In late 2011, we identified several markets that have a high potential for revenue growth and key industries within that are not currently utilizing chat technologies.  Several of these industries include but are not limited to; Affiliate Networks, Specialty Retail, Auto Insurance, Healthcare, Club and Membership Groups, Education, Government, and Travel.  Continuing to grow our client base will enable us to strengthen our recurring revenue stream.  Our primary focus of expansion being that of Full Service chat solutions.

Creating the RespondQ International Presence.  During 2011, we continued our investment in building out new sales collateral and services personnel to expand our customer base. We have identified the Latin America market, including Mexico, Panama, Columbia and Venezuela to present the best near-term opportunity for expansion. We are currently evaluating sales and marketing strategies and several partnership opportunities to support expansion directly into these countries.

Continuing to Build Brand Recognition.  As a pioneer of pay for performance chat solutions, RespondQ enjoys recognition and credibility due to our success with companies like Saveology, Acceller and Digital Mojo. We strategically target decision makers within key vertical markets, leveraging customer successes to generate increased awareness and demand for our unique chat technologies. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to reinforce our position and leadership within the industry. Our brand name is also visible to both business users and consumers where our software is present on a site. When a visitor engages in a chat session on a customer’s website, our brand name is displayed on the chat window as “Powered By RespondQ”. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

Increasing the Value of Our Service to Our Clients.  We regularly add new features and functionality to our services to further enhance value to our customers. In 2011, we continued to enhance our reporting, analysis and administrative tools as part of our overall portfolio of features, as well as our ability to capture, analyze and report on the substantial amount of online data we collect on behalf of our clients. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other innovations, we intend to reinforce our value proposition to clients, which we believe will result in additional revenue from new and existing clients over time.

Our newly designed and currently in beta testing iTrackr direct deals platform represents the latest evolution of the daily deal business model by combining the benefits of social networking, daily deals and couponing onto a technology platform that significantly enhances web presence and allows both the local business owner and the consumer to create and request personalized discounts on the fly. The premise of iTrackr is that consumers should drive discounts based on their specific desires and needs and be able to easily find those discounts any time no matter where they are.

In order to grow iTrackr, our strategy is to complete our technology development and focus on the following initiatives:

•	open beta testing of iTrackr.com to solicit and garner feedback from users in order to eliminate bugs in the software, increase usability, and improve user friendliness;
•	populate our database with 1 million currently active merchant profiles determined by their SIC codes and continually increasing our profile base as we expand in to different local markets;
•	promote itrackr virally to enhance visibility across the social networks;
•
engage with an international B2B sales organization for outbound and direct marketing campaigns to rapidly solicit the businesses within our proprietary database to activate their profiles on iTrackr.com;

•	continue to invest in the depth of our website to provide the look, feel and experience our users demand.
•	Cross sell to the 1 million pre populated profiles currently in our database our RespondQ chat communication platform;
•	offer our platform to consumers free of charge on wired and wireless mediums;
•	reducing the cost of distributed advertising to merchants by offering 60 days free and a small $14.99 per month subscription fee thereafter;

Our primary sources of operating funds have been historically through the issuance of debt and equity.  For the year ended December 31, 2011 we raised $395,000 from the exercise of warrants and options. For the year ended December 31, 2010 we raised $50,000 from the sale of a warrant, $100,000 from the sale of common stock and $139,500 in debt.  To finance our growth strategy, we  continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and debt financing, or a combination thereof.

At December 31, 2011, iTrackr Systems had current assets of $257,636, including cash on hand of $130,139 and accounts receivable of $125,376.  During the year ended December 31, 2011 and 2010 the Company had revenue of $462,842 and $85,576, respectively, and net losses of $877,604 and $1,002,638, respectively.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ, the Company anticipates improved financial performance as we expect sales to grow. In the near term, we expect that the cash on hand and accounts receivable totaling $255,515 will be sufficient to cover approximately 4-5 months of operations. Management is working to secure additional sales and debt and equity financing. In the event no outside funding is achieved or sales remain flat Mr. Rizzo, our CEO will provide personal funds as needed to fund our operations.  During the year ended December 31, 2011 no borrowings from Mr. Rizzo were required. During 2010, Mr. Rizzo loaned the Company $41,500. Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000. However, the Company does not expect to need the full commitment if any at all.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain Note B of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

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

Our most critical accounting estimates include:

•	the valuation of stock-based compensation, which impacts our operating expenses;
•	the assessment of recoverability of long-lived assets and goodwill, which impacts operating expenses when we record impairments or accelerate depreciation; and
•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

Below, we discuss these policies further, as well as the estimates and judgments involved.

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

RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010

Revenues

Revenues for the year ended December 31, 2011 were $462,842 compared to revenues of $85,576 for the year ended December 31, 2010.  The increase in revenue is primarily due to the purchase of RespondQ, LLC on July 12, 2011. The Company has agreements with various customers. During 2011, four customers accounted for 98.7% (44.3%, 30.9%, 18.0% and 5.5%) of our sales of which RespondQ, LLC accounted for approximately $88,700 or 18.0% of our 2011 sales prior to the Company's purchase of RespondQ, LLC on July 12, 2011. Our sales revenue represents the amounts charged to our customers on a monthly basis pursuant to agreements with those customers.

Cost of Revenue

During the year ended December 31, 2011, cost of revenue was $212,202 or 45.8% of revenue resulting in a gross margin of 54.2%. Cost of revenue consists of amounts owed to KG Information Systems Private Ltd. ("KG") pursuant to services performed under a Master Services Agreement ("MSA") dated January 1, 2011 between KG and RespondQ. The MSA automatically renews on December 31, 2013 for successive 30 day periods. KG is a Business Process Outsource company ("BPO"). Under the MSA, KG is responsible for supplying the chat agents and tracking certain metrics related to the live chat sessions of our customers. KG sales agents primary goal is to initiate communications with website visitors through chat sessions on our customers websites and facilitate the close of a sale. The amount earned by KG is based on the number of sales of certain products made in a given month and to a lesser extent KG earns fees on a time and materials basis based on agent hours worked in a given month.

Operating Expenses

Selling, General and Administrative.  Our selling, general and administrative ("SG&A") expenses consist of compensation and related expenses for sales, executive, accounting, legal and administrative personnel, as well as office, phone, rent, postage, banking and related overhead. SG&A expenses decreased by $340,897, or 38.2% to $551,118 in 2011 from $892,015 in 2010. This decrease is primarily attributable to a year-over-year net decrease in non-cash stock compensation of approximately $412,000, a decrease in professional fees of approximately $32,000 offset by an increase in personnel expenses of approximately $103,000.

Operations.  Operations costs consist of costs related to compensation of internal and external network support staff, the cost of supporting our servers and network infrastructure as well as allocated occupancy costs and related overhead. Operations expenses decreased by $21,279, or 22.9% to $71,557 in 2011 from $92,836 in 2010. This decrease is primarily attributable to a decrease in external network staffing which was brought in-house with the purchase of RespondQ, LLC as well as improvements in productivity.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for internal and external product development personnel and related costs. Product development expenses increased by $122,998, or 152.3% to $203,738 in 2011 from $80,740 in 2010. This increase is primarily attributable to an increase in personnel related costs incurred as a result of our recent efforts to improve the chat software and refocus on iTracker.com which began to be revamped starting in 2011.

Depreciation and Amortization.  Depreciation and amortization expense was $275,929 and $35,482 in the years ended December 31, 2011 and 2010, respectively as follows:

	2011	2010
Amortization	239,165	-
Depreciation	36,765	35,482
	275,930	35,482

Amortization relates primarily to acquisition costs recorded as a result of our acquisition of RespondQ, LLC in July 2011. Amortization expense is expected to be approximately $439,000 in the year ended December 31, 2012.

Nonoperating Income and (Expense)

For the years ended December 31, 2011 and 2010, interest expense totaled $25,901 and $16,313, respectively. Interest expense for fiscal 2011 was $9,588 higher compared to 2010 due to higher average loan balances outstanding during 2011 compared to 2010.

Net Loss and Net Loss per Share

For the year ended December 30, 2011, our net loss totaled $877,604 compared to a loss of $1,002,638 during 2010. Our basic and diluted net loss per share was $0.038 and $0.050 for the years ended December 31, 2011 and 2010, respectively.  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their being anti-dilutive.

Liquidity and Capital Resources

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

From inception to December 31, 2011, we have incurred an accumulated deficit of $4,972,696. This loss has been incurred through a combination of stock compensation of $1,194,016, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At December 31, 2011, iTrackr Systems had current assets of $257,636, including cash on hand of $130,139 and accounts receivable of $125,376 compared to accounts payable and accrued expenses of $346,304.  During the year ended December 31, 2011 and 2010 the Company had revenue of $462,842 and $85,576, respectively, and net losses of $877,604 and $1,002,638, respectively.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ, the Company anticipates improved financial performance as we expect sales to grow. In the near term, we expect that the cash on hand and accounts receivable totaling $255,515 will be sufficient to cover approximately 4-5 months of operations. Management is working to secure additional sales and debt and equity financing. However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future. In the event no outside funding is achieved or sales remain flat Mr. Rizzo, our CEO will provide personal funds as needed to fund our operations.  During the year ended December 31, 2011 no borrowings from Mr. Rizzo were required. During 2010, Mr. Rizzo loaned the Company $41,500. Mr. Rizzo is an accredited investor and has committed to fund up to and additional $250,000.  However, the Company does not expect to need the full commitment if any at all.

Net cash used by operating activities was $280,673 for the year ended December 31, 2011 as compared to $258,768 for the year ended December 31, 2010.

Net cash provided by investing activities was $6,761 for the year ended December 31, 2011 as compared to $95 for the year ended December 31, 2010.

Net cash provided by financing activities was $395,000 for the year ended December 31, 2011 as compared to $264,500 for the year ended December 31, 2010.

During the year ended December 31, 2011, iTrackr Systems, Inc.:

•	Received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of restricted common stock;
•	Received $80,000 upon the exercise of stock options to purchase 80,000 shares of restricted common stock;
•	Converted $60,904 of notes payable and accrued interest into 243,616 shares of restricted common stock;
•	Issued 100,000 shares in exchange for services valued at $43,350; and
•	Issued 5,000,000 shares in conjunctions with the purchase of RespondQ, LLC.

During the year ended December 31, 2010, iTrackr Systems, Inc.:

•	Received $50,000 in exchange for the issuance of 166,666 shares of restricted common stock;
•	Received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock;
•	Received $50,000 in exchange for a warrant to purchase 1,000,000 shares of common stock;
•	Converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock. ;
•	Received gross proceeds of $139,500 from promissory notes;
•	Issued 360,000 shares of restricted common stock valued at $108,000 to settle a legal dispute with Marc Falcone;
•	Issued 101,000 shares of restricted common stock to settle accounts payable valued at $32,000; and
•	Issued 350,000 shares of restricted common stock in exchange for services valued at 105,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Contractual Obligations and Commitments

We do not have any special purposes entities, and other than operating leases, which are described below; we do not engage in off-balance sheet financing arrangements.

Our contractual obligations at December 31, 2011 are summarized as follows:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$2,122	$2,122	$-	$-	$-
Purchase obligations (2)	72,000	72,000	-	-	-
Notes payable - related party (3)	256,459	256,459	-	-	-
Notes payable (4)	73,299	73,299	-	-	-
Officer compensation payable (5)	889,500	889,500	-	-	-
Total contractual obligations	$1,293,380	$1,293,380	$-	$-	$-

(1)           Upon the purchase of RespondQ, LLC on July 12, 2011, the Company assumed  a lease for office space originally entered into on January 17, 2011 and expiring on January 17, 2012. We are currently on a month-to-month rental basis and in negotiations to enter a renewed lease for the same facility. We lease facilities under an agreement accounted for as an operating lease. The lease requires us to pay all executory costs such as maintenance and insurance totaling approximately $2,122 per month. Rent expense for the years ended December 31, 2011 and 2010 was approximately $13,193 and $0, respectively.

(2)           On January 4, 2011, the Company entered into an Enterprise Cloud Master Services Agreement (the "Agreement") with Terremark North America where Terremark provides enterprise level cloud computing data center related services for our iTracker.com platform for an initial period of 24 months and automatically renewing on successive 12 month terms unless terminated 90 days prior to expiration of the then current term. The Agreement provides for a monthly payment of $6,000 billed monthly.

(3)           Related party notes payable is comprised of 1) $192,812 of principle and $32,233 of accrued interest due to Bluewater Advisors, Inc., a company owned by John Rizzo, our CEO. The note matures December 31, 2012; and 2) $30,000 of principle and $1,414 of accrued interest due to Idiama, LLC which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo and originated as part of the purchase price paid for RespondQ, LLC. The note matured on October 12, 2011 and is currently in default (See the notes to our consolidated financial statements below, NOTE G - NOTES AND NOTE L – MERGER for more information).

(4)           $70,000 of principle and $3,299 of accrued interest due to Iselsa II, LLC and originated as part of the purchase price paid for RespondQ, LLC. The note matured on October 12, 2011 and is currently in default (See the notes to our consolidated financial statements below, NOTE G - NOTES AND NOTE L – MERGER for more information).

(5)           Compensation due to John Rizzo our CEO for unpaid salary pursuant to his employment agreement that provides for $250,000 per year of compensation (See the notes to our consolidated financial statements below, NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES for more information).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

iTrackr Systems, Inc.

We have audited the accompanying consolidated balance sheets of iTrackr Systems, Inc. (the “Company”), as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iTrackr Systems, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company

Certified Public Accountants

Concord, California

March 12, 2012

iTrackr Systems, Inc.
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current Assets
Cash	$130,139	$9,051
Accounts receivable (Note C)	125,376	24,335
Other current assets	2,121	-
Total Current Assets	257,636	33,386

Fixed assets (Note D)	238,399	206,211
Accumulated depreciation	(179,104)	(142,339)
Net fixed assets	59,295	63,872

Deposits	3,500	-
Intangible assets (Note E & L)	1,424,000	-
Intangible asset amortization	(239,165)	-
Goodwill (Note E & L)	1,143,242	-
Total Assets	$2,648,508	$97,258

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses (Note F)	$346,304	$108,051
Accrued Compensation (Note F)	889,500	639,500
Accrued Interest payable (Note G)	36,946	15,949
Convertible promissory notes (Note G)	70,000	56,000
Promissory notes - related party (Note G)	222,812	192,812
Total Current Liabilities	1,565,562	1,012,312

Total Liabilities	1,565,562	1,012,312

Stockholders' Equity (Deficit) (Note H)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 27,843,613 and 20,319,997 at December 31, 2011 and 2010, respectively.	6,055,642	3,142,538
Common stock payable	-	37,500
Accumulated deficit	(4,972,696)	(4,095,092)
Total Stockholders' Equity (Deficit)	1,082,946	(915,054)
Total Liabilities and Stockholders' Equity (Deficit)	$2,648,508	$97,258

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	Years Ended
	December 31,
	2011	2010

Revenue	$462,842	$85,576
Cost of sales	212,202	-
Gross profit	250,640	85,576

Operating expenses
Selling, General and administrative	551,118	892,015
Operations	71,557	92,836
Product development	203,738	80,740
Depreciation and amortization	275,930	35,482
Total operating expenses	1,102,343	1,101,073

Loss from operations	(851,703)	(1,015,497)

Other Income and (Expense)
Interest expense	(25,901)	(16,313)
Other income	-	29,172
Total other income and expense	(25,901)	12,859
Earnings before taxes	(877,604)	(1,002,638)
Provision for income taxes	-	-
Net loss	$(877,604)	$(1,002,638)

Net (loss) per common share basic	$(0.038)	$(0.050)
Weighted average common shares outstanding basic	23,351,643	20,036,477

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	705,333	2,636,362
Stock options	3,630,000	5,505,000
Convertible promissory notes	1,928,804	-

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	Equity (Deficit)
BALANCES December 31, 2009	13,990,413	$980,148	$1,519,479	$(3,092,454)	$(592,827)

Stock issued for conversion of debt	3,842,589	1,486,946	(1,444,479)		42,467
Stock issued for legal settlement	360,000	108,000			108,000
Stock issued for cash	333,332	100,000			100,000
Stock issued for services	389,025	142,500	(37,500)		105,000
Stock issued for accounts payable	101,000	32,000			32,000
Fair market value of warrants issued		320,459			320,459
Shares issued in merger	1,303,638	(27,515)			(27,515)
Net loss				(1,002,638)	(1,002,638)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

Stock issued in merger	5,000,000	2,380,000			2,380,000
Stock issued for warrant exercise	900,000	215,000			215,000
Stock issued upon option exercises	1,300,000	180,000			180,000
Common stock issued in exchange for services	100,000	43,350			43,350
Common stock issued upon the conversion of debt	243,616	60,904			60,904
Common stock retired	(20,000)				-
Fair market value of warrants modified		33,850			33,850
Stock to be issued for services reversed			(37,500)		(37,500)
Net loss				(877,604)	(877,604)
BALANCES December 31, 2011	27,843,613	$6,055,642	$-	$(4,972,696)	$1,082,946

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 30, 2011 and 2010

	Year ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(877,604)	$(1,002,638)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	275,930	35,482
Compensation expense on fair value of warrants issued	33,850	270,459
Stock compensation expense	5,850	213,000
Common stock issued for accrued interest	4,904	466
Common stock issued for accounts payable	-	32,000
Changes in operating accounts:
Accounts receivable	12,339	(18,549)
Other current assets	-	1,562
Accounts payable and accrued expenses	(6,939)	209,450
Accrued compensation	250,000	-
Accrued interest	20,997	-
CASH USED BY OPERATING ACTIVITIES	(280,673)	(258,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in working capital due to merger	(16,747)	-
Cash acquired in merger	40,272	95
Acquisition of furniture and equipment	(16,764)	-
CASH PROVIDED BY INVESTING ACTIVITIES	6,761	95

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock warrants	-	50,000
Issuance of common stock for cash	395,000	100,000
Repayment of promissory notes	-	(25,000)
Proceeds from promissory notes	-	98,000
Proceeds from related party notes	-	41,500
CASH PROVIDED BY FINANCING ACTIVITIES	395,000	264,500

NET INCREASE (DECREASE) IN CASH	121,088	5,827
CASH, beginning of period	9,051	3,223
CASH, end of period	$130,139	$9,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$5,850	$213,000
Value of Common Stock issued for accrued interest	$4,904	$466
Value of Common Stock issued for debt principle	$56,000	$42,000
Value of Common Stock issued for accounts payable	$-	$32,000
Value of warrants issued	$-	$270,459

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note A-Organization and Going Concern

Organization
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

For the year ended December 31, 2011 and 2010, the Company had a net loss $877,604 and $1,002,638, respectively.  As a result, our auditor has issued an uncertainty paragraph about our ability to continue as a going concern in their 2011 and 2010 audit report stating the Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about our ability to continue as a going concern.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $4,972,696 and $4,095,092 at December 31, 2011 and 2010, respectively.  In addition, the Company has negative working capital of $1,307,926 and $978,926 at December 31, 2011 and 2010, respectively.

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

Note B - Summary Of Significant Accounting Policies

Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with U.S. GAAP. The consolidated financial statements include the operations of iTrackr Systems, Inc. and its wholly-owned subsidiary iTrackr, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note B - Summary Of Significant Accounting Policies (Continued)

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

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. During 2011, the Company acquired all of the outstanding interests of privately held RespondQ, LLC. As a result of this acquisition, the Company recorded $1,143,242 of goodwill.

The Company annually evaluates goodwill for impairment at December 1, and throughout the reporting period whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Because the Company has one reporting segment, it utilizes the entity-wide approach for assessing goodwill for impairment and compares the Company’s market value to its net book value to determine if impairment exists. No impairment of goodwill resulted from this evaluation of goodwill in any of the fiscal years presented.

Intangible Assets
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company evaluates recoverability of these assets by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairment of intangible assets resulted from this evaluation in any of the years presented.

Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note B - Summary Of Significant Accounting Policies (Continued)

Fair Value Measurement
As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs. The Company has no assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue recognition
Revenue is derived from the following sources: (1) Commissions. Commissions are earned upon the sale of goods and services performed by our third party chat agents on behalf of our customers, and (2) SaaS. Click 2 Chat software hosted services also known as software-as-a-service where the Company and customer enter into a contract, typically for one year, for an agreed upon monthly fee which varies by type of service, the level of client usage and website traffic in exchange for the right to use our chat software and hosting services.

Because the Company earns commissions and provides its application as a service, the Company follows the provisions of ASC 605-10-S99, Revenue Recognition and 605-25, Revenue Recognition with Multiple-Element Arrangements. Additionally, for the Company’s commission based clients, the Company provides chat agents through an arrangement with a qualified partner. The chat agents primary goal is to initiate communications with website visitors through chat sessions on our customers websites and facilitate the close of a sale. At the end of each month the number of successful sales is billed to the customer based on a predefined commission rate. For these arrangements, the Company recognizes gross revenue in accordance with ASC-45, Principal Agent Considerations, due to the fact that the Company is the primary obligor, has latitude in establishing price, has discretion in supplier selection, is involved with the determination of product or service specifications and has credit risk.

The Company sells certain of its services directly via Internet download. These services are marketed as RespondQ Pro and RespondQ Platinum, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of RespondQ Pro and RespondQ Platinum may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. The Company recognizes monthly service revenue based upon the fee charged for the RespondQ services. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note B - Summary Of Significant Accounting Policies (Continued)

Revenue recognition (Continued)
Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability of the resulting receivable is probable. The Company makes significant judgments when evaluating if fees are fixed or determinable and in assessing the customer’s ability to pay for the products or services provided. This judgment is based on a combination of factors, including the contractual terms of the arrangement, financial review, payment history with the customer, and other forms of payment assurance. Upon the completion of these steps and provided all other revenue recognition criteria are met, The Company recognizes revenue consistent with its revenue recognition policies.

Sales and marketing costs
Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.  For the year ended December 31, 2011 and 2010, the Company incurred $1,353 and $0, respectively, in marketing and advertising expense.

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

Net Income (Loss) per share
Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Note B - Summary Of Significant Accounting Policies (Continued)

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

Recently Issued Accounting Pronouncements
We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements. To view all FASB Accounting Standards Updates, please visit http://www.fasb.org/jsp/FASB/Page/SectionPage&cid=1176156316498.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. At December 31, 2011, two customers accounted for 95% (71% and 24%) of accounts receivable.  At December 31, 2010, two customers accounted for 100% (70% and 30%) of accounts receivable.

The Company has agreements with various customers. During 2011, four customers accounted for 98.6% (42.7%, 31.2%, 19.1% and 5.6%) of our sales of which RespondQ, LLC accounted for approximately $88,700 or 18.0% of our 2011 sales prior to the Company's purchase of RespondQ, LLC in July of 2011. During the year ended December 31, 2010, two customers accounted for 100% (53% and 47%) of revenue, of which RespondQ, LLC accounted for 47%.

NOTE C – ACCOUNTS RECEIVABLE

The accounts receivable balance of $125,376 and $24,335 as of December 31, 2011 and 2010, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any significant bad debts to date. Bad debts are written off once collectability is judged to be unlikely. We periodically review accounts receivable for collectability and will create an allowance for bad debts if our analysis so warrants.

NOTE D – FIXED ASSETS

Fixed assets consisted of the following:

	December 31,
	2010	2009
Computers and office equipment	$107,445	$78,974
Software	129,235	127,237
Leasehold improvements	1,719	-
Total fixed assets	238,399	206,211
Accumulated depreciation	(179,104)	(142,339)
Fixed assets, net	$59,295	$63,872

During the years ended December 31, 2011 and 2010, the Company recognized $36,765 and $35,482, respectively, in depreciation expense.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE E - GOODWILL AND INTANGIBLE ASSETS

As a result of the purchase of RespondQ, LLC on July 12, 2011 (See NOTE - L MERGER), the Company recognized $1,424,000 of intangible assets and $1,143,242 of goodwill which represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired.

Total intangible assets, which are being amortized, and goodwill consists of the following:

	December 31, 2011
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Customer relationships	$324,000	$(135,000)	$-	$189,000
Purchased technology	750,000	(104,165)	-	645,835
Marketing related	350,000	-	-	350,000
Goodwill	1,143,242	-	-	1,143,242
Total	$2,567,242	$(239,165)	$-	$2,328,077

The customer relationship intangible asset is being amortized on a straight-line basis over 12 months or the estimated useful life of that portion of the allocated purchase price of RespondQ, LLC whereas the purchased technology is being amortized over three years on a straight-line basis based on the estimated useful life of the technology purchased. The marketing related intangible asset relates to the trade name and internet domain name of RespondQ and, like goodwill, is not being amortized, but tested annually for impairment. No impairment of goodwill or intangible assets has been recorded during 2011. Amortization expense related to intangible assets was $239,165 for the year ended December 31, 2011. Amortization expense is expected to be approximately $439,000 in the year ended December 31, 2012.

NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2011 consisted of $9,180 of health insurance premium reimbursement due to John Rizzo, CEO, for which six payments totaling $50,820 were made during 2011 with no other payments made since January 2007, $37,471 of professional services and $299,653 of trade payables.

Accounts payable and accrued expenses at December 31, 2010 consisted of $48,000 of health insurance premium reimbursement due to John Rizzo, CEO, $48,397 of professional services and $11,654 of trade payables.

Accrued compensation of $889,500 and $639,500 as of December 31, 2011 and 2010, respectively, represents amounts accrued and unpaid as of the related balance sheet date and due to our CEO, John Rizzo.  Pursuant to Mr. Rizzo’s employment agreement(s) effective each year starting in January 2007, the Company has been and is obligated to pay Mr. Rizzo and annual salary of $250,000.  Mr. Rizzo, received 5,000,000 shares in lieu of salary for the fiscal year ended December 31, 2007 and $90,000 in cash payments during 2009.  Mr. Rizzo has received no other salary based cash payments.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE G – NOTES

Promissory Notes – 3rd Party	December 31,
	2011	2010
Note payable issued in connection with the purchase of RespondQ, LLC to Iselsa II, LLC, bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default.	70,000	-

During the year ended December 31, 2011, the Company: 1) issued a $70,000 convertible promissory note to Iselsa II, LLC (See table above); and 2) converted 100% of the debt held by three different parties, or $56,000 of principle and $4,904 of accrued interest into 243,616 shares of common stock.

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

On our non-related party notes payable, the Company recognized interest expense during the year ended December 31, 2011 and 2010 of $3,835 and $1,071, respectively. As of December 31, 2011 and 2010, the Company had outstanding $3,299 and $1,070, respectively, of accrued interest due for non-related party notes payable.

Promissory Notes - Related Party	December 31,
	2011	2010
Note payable to Bluewater Advisors, Inc. a company wholly owned by John Rizzo, our CEO; convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matured July 1, 2011 and is currently in default.	$192,812	$192,812
Note payable issued in connection with the purchase of RespondQ, LLC to Idiama, LLC, bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default.	$30,000	$-

During the year ended December 31, 2011, the Company issued a $30,000 convertible promissory note to Idiama, LLC (See table above) which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo and originated as part of the purchase price paid for RespondQ, LLC.

On our related party notes payable, the Company recognized interest expense during the year ended December 31, 2011 and 2010 of $18,767 and $14,879, respectively. As of December 31, 2011 and 2010, the Company has outstanding $33,647 and $14,879, respectively, of accrued interest due under the notes above.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE H – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of December 31, 2011.

Common Stock
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  During the year ended December 31, 2011, the Company issued 7,543,616 shares of common stock, including 5,000,000 as a part of the RespondQ, LLC purchase, bringing the balance of shares outstanding to 27,843,613 as of December 31, 2011 compared to 20,319,997 as of December 31, 2010.  In addition, the Company retired 20,000 shares of outstanding common stock.

Stock Issued for Debt Repayment
During the year ended December 31, 2011, the Company converted $56,000 of principle and $4,904 of accrued interest into 243,616 shares of restricted common stock.

During the year ended December 31, 2010, the Company converted $42,000 of principle and $466 of accrued interest into 121,332 shares of restricted common stock.

Stock Issued for Cash
During the year ended December 31, 2011, the Company 1) received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of common stock, and 2) received $80,000 upon the exercise of options to purchase 800,000 shares of common stock.

During the year ended December 31, 2010, the Company 1) received $50,000 as a direct purchase and issued 166,666 shares of restricted common stock, and 2) received $50,000 upon the exercise of warrants to purchase 166,666 shares of restricted common stock.

Stock Issued for Services
During the year ended December 31, 2011, the Company issued 100,000 in exchange for services valued at $43,350 and rendered during 2011. Also, 125,000 shares that were to be issued to a former employee were canceled and related expense of $37,500 reversed in the current period.

During the year ended December 31, 2010, the Company

1) issued 100,000 shares of restricted common stock for services valued at $30,000 or $0.30 per share. The shares were issued for services to be provided through the end of 2010.
2) issued 125,000 shares valued at $37,500, or $0.30 per share. The shares were issued for services performed during the quarter and have been fully expensed.
3) became obligated to issue 125,000 shares valued at $37,500, or $0.30 per share and included in common stock payable.
4) finalized a legal settlement with Marc Falcone whereby in exchange for $108,000 or $0.30 per share we issued 360,000 shares of restricted common stock

Stock issued for Accounts Payable
No stock was issued to settle any accounts payable during the year ended December 31, 2011.

During the year ended December 31, 2010, the Company issued 101,000 shares of restricted common stock at $0.32 per share to settle $32,000 of the balance owing ChatStat for the purchase of their Chat software.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE I - COMMITMENTS

Upon the purchase of RespondQ, LLC on July 12, 2011, the Company assumed a lease for office space originally entered into on January 17, 2011 and expiring on January 17, 2012. Subsequent to year end, we are on a month-to-month rental basis and in negotiations to enter a renewed lease for the same facility. We lease facilities under an agreement accounted for as an operating lease. The lease requires us to pay all executory costs such as maintenance and insurance totaling approximately $2,122 per month. Rent expense for the years ended December 31, 2011 and 2010 was approximately $13,193 and $0, respectively.

On January 4, 2011, the Company entered into an Enterprise Cloud Master Services Agreement (the "Agreement") with Terremark North America where Terremark provides enterprise level cloud computing data center related services for our iTracker.com platform for an initial period of 24 months and automatically renewing on successive 12 month terms unless terminated 90 days prior to expiration of the then current term. The Agreement provides for a monthly payment of $6,000 billed monthly.

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$2,122	$2,122
Purchase obligations	72,000	72,000	-	-	-
Total contractual obligations	$74,122	$74,122	$-	$-	$-

NOTE J – WARRANTS

At December 31, 2011, the Company had 705,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
3/1/2010	600,000	$0.10	10/31/12

Total	705,333

During the year ended December 31, 2011, the holder of the 3/1/2010 warrant in the table above exercised 400,000 warrants resulting in $40,000 to the company. Additionally, the Company modified one outstanding warrant to reduce the exercise price in order to induce the holder to exercise. Specifically, for 1,000,000 warrants the exercise price was reduced from $0.40 to $0.35. The holder then exercised 500,000 warrants resulting in $175,000 to the Company. Then, later in the year, in order to induce the same holder to exercise the remaining 500,000 warrants, the Company decreased the exercise price from $0.35 to $0.20. The holder then exercised 500,000 warrants resulting in $100,000 to the Company. As a result of the modifications, the Company determined the difference in the fair value of the warrants using the Black-Scholes Options Pricing Model and recorded $9,800 and $24,050 of stock compensation expense for the first and second modifications, respectively.

During the year ended December 31, 2010, the Company:

•	Issued 2,271,999 warrants to purchase one share of common stock for each warrant issued.
•	Received $50,000 upon the exercise of a warrant and issued 166,666 shares of restricted common stock.
•	Received $50,000 upon the sale of a warrant to an accredited investor.
•	Canceled two warrants totaling 800,000 shares as a result of expiration.

All the warrants issued through December 31, 2011 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE K – 2007 LONG-TERM EQUITY INCENTIVE PLAN

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan (the "Plan"). The Plan was ratified at the 2007 shareholder’s meeting (the "Effective Date"). The purpose of this Plan is to attract and retain directors, officers and other employees and non-employees of the Company and its Subsidiary and to provide to such persons incentives and rewards for performance. The Company may issue each of the following under the Plan: Incentive Options, Nonqualified Options, Stock Appreciation Rights, Restricted Stock Awards, Performance Stock Awards or any other award approved by the Board to employees, directors, officers and consultants..  No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is Fifteen Million (15,000,000).  No Plan participant will be granted the right, in the aggregate, for more than Two Million (2,000,000) Common Shares during any calendar year.

We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in its consolidated financial statements over the requisite service period. We use the Black-Scholes option pricing model to calculate the fair value of warrants and stock option grants. The Black-Scholes option pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

During the year ended December 31, 2011, the Company issued 800,000 shares of common stock pursuant to option exercises resulting in $80,000 to the Company, and canceled 825,000 options that expired due to termination of services by the related parties and their failure to exercise their respective options.

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

The following table summarizes information about options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At December 31,	Contractural	Exercise	Number	Exercise
Prices	2011	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	5.50	$0.40	1,000,000	$0.40
0.25	1,250,000	6.04	0.25	1,250,000	0.25
0.10	1,387,500	5.50	0.10	1,387,500	0.10
0.05	242,500	5.50	0.05	242,500	0.05

Total	3,880,000	5.66	$0.22	3,880,000	$0.22

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE K – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

A summary of the Company’s stock option activity for the years ended December 31, 2008 through 2011 and related information follows:

	Number of Options	Weighted Average Exercise Price ($)

Outstanding at December 31, 2007	5,255,000	$0.18
Grants	2,000,000	$0.50
Forfeitures	(1,000,000)	$0.50
Outstanding at December 31, 2008	6,255,000	$0.23
Forfeitures	(1,000,000)	$0.50
Outstanding at December 31, 2009	5,255,000	$0.18
Grants	250,000	$0.25
Outstanding at December 31, 2010	5,505,000	$0.18
Forfeitures	(825,000)	$0.06
Exercises	(800,000)	$0.10
Outstanding at December 31, 2011	3,880,000	$0.22

Options exerciseable as of:
December 31, 2008	4,586,250	$0.17
December 31, 2009	5,255,000	$0.18
December 31, 2010	5,505,000	$0.18
December 31, 2011	3,880,000	$0.22

Available for grant at December 31, 2011	2,138,001

During the year ended December 31, 2011 and 2010, the Company recognized no compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

NOTE L – MERGER

On July 12, 2011, iTrackr Systems, Inc. acquired 100% of the issued and outstanding membership interests (the “Units”) of RespondQ, LLC, a Florida limited liability company from Idamia, LLC, a Florida limited liability corporation (“Idamia”) and Iselsa II, LLC (“Iselsa”), a Delaware limited liability corporation.  Iselsa owned 70% of the Units and Idamia owned 30% of the Units being sold. The owner of Idamia, LLC is Radosveta Rizzo. Ms. Rizzo is the wife of the Company’s Chief Executive Officer.  The purchase price for the Units was an aggregate of five million (5,000,000) shares of restricted common stock of the Company and promissory notes in the aggregate principal amount of $100,000.  The promissory notes bear interest at 10% per annum and all principal and interest was due and payable on October 12, 2011. Upon an occurrence of an Event of Default, the Promissory Notes are convertible into to shares of the Company’s common stock at $0.10 per share.

The purchase consideration for the RespondQ Units was approximately $2,480,000 million, which consisted of the notes and the fair value of 5 million shares of iTrackr Systems, Inc. common stock issued to Idamia and Iselsa.

The accompanying unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of iTrackr Systems, Inc. appearing elsewhere in this Current Report. The unaudited pro forma information gives effect to the Merger, which has been assumed to have occurred on January 1, 2009 for purposes of the statement of operations.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE L – MERGER (Continued)

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

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE L – MERGER (Continued)

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
__________
1)  Due from iTrackr for expenses paid by RespondQ on behalf of iTrackr.
2) Due to iTrackr pursuant to the Master "Click2Chat Software as a Service" Management Services Agreement dated November 1, 2011.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE L – MERGER (continued)

The condensed pro forma results of operations for the nine months ended September 30, 2011 (including the results of operations for RespondQ, LLC from January 1, 2011 through July 12, 2011 (Date of Merger)) and the year ended December 31, 2009 and 2008 were as follows:

iTrackr Systems, Inc.
Pro Forma Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	iTrackr	RespondQ		iTrackr	RespondQ		iTrackr	RespondQ
	Actual	Actual	Pro Forma	Actual	Actual	Pro Forma	Actual	Actual	Pro Forma

Revenue	$462,842	$648,211	$1,111,053	$85,576	$121,484	$207,060	$7,493	$-	$7,493
Cost of Sales	212,202	528,318	740,520	-	105,322	105,322	-	-	-
Gross profit	250,640	119,893	370,533	85,576	16,162	101,738	7,493	-	7,493

Operating expenses
Selling, General and administrative	511,418	105,810	617,228	436,506	36,762	473,268	305,093	10,343	315,436
Operations	71,557	101,545	173,102	145,626	-	145,626	235,907	-	235,907
Product development	203,738	-	203,738	-	9,435	9,435	4,796	7,500	12,296
Depreciation and amortization	275,930	1,902	277,832	35,482	-	35,482	33,508	-	33,508
Stock compensation	39,700	-	39,700	483,459	-	483,459	99,169	-	99,169

Total operating expenses	1,102,343	209,257	1,311,600	1,101,073	46,197	1,147,270	678,473	17,843	696,316

Loss from operations	(851,703)	(89,364)	(941,067)	(1,015,497)	(30,035)	(940,210)	(670,980)	(17,843)	(688,823)

Other Income and (Expense)
Interest expense	(25,901)	-	(25,901)	(16,313)	-	(16,313)	(90,462)	-	(90,462)
Other expense	-	-	-		-	-	(163,000)	-	(163,000)
Other income	-	-	-	29,172	-	29,172	-	-	-
Total other income and expense	(25,901)	-	(25,901)	12,859	-	12,859	(253,462)	-	(253,462)
Earnings before taxes	(877,604)	(89,364)	(966,968)	(1,002,638)	(30,035)	(927,351)	(924,442)	(17,843)	(942,285)
Provision for income taxes	-	-	-	-	-	-	-	-	-
NET LOSS	$(877,604)	$(89,364)	$(966,968)	$(1,002,638)	$(30,035)	$(927,351)	$(924,442)	$(17,843)	$(942,285)

Weighted average shares outstanding-basic	23,351,643			20,036,477			14,632,513
Shares issued for acquisition			5,000,000			5,000,000			5,000,000
Total weighted average shares outstanding			28,351,643			25,036,477			19,632,513

Net loss per common share-basic	$(0.04)		$(0.03)	$(0.05)		$(0.04)	$(0.06)		$(0.05)
_______
* Includes the unaudited results of operations for RespondQ, LLC from January 1, 2011 through the dateof Merger on July 12, 2011.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE M - INCOME TAXES

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,165,890	$3,288,954
Statutory tax rate	34%	34%
Gross deferred tax assets	1,416,403	1,118,244
Valuation allowance	(1,416,403)	(1,118,244)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $1,416,403 and $1,118,244, respectively. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $298,158 and $333,763, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2011, of approximately $4,165,890, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2026 through 2031.

Utilization of U.S. net operating losses and tax credits of iTrackr Systems, Inc and our wholly owned subsidiary, Itrackr, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and warrant exercises. Subsequent significant equity changes, including exercise of outstanding warrants, could further limit the utilization of the net operating losses and credits. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the net operating losses and tax credits will be reduced with a reduction in the valuation allowance of a like amount.

As of December 31, 2011 and 2010, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

NOTE N – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011 (through July 12, 2011), the Company generated $88,700, or 18.0% of our sales from RespondQ, LLC pursuant to the Master “Click2Chat Software as a Service” Managed Services Agreement dated November 1, 2010.  Prior to the merger between RespondQ and iTrackr as described above in Note K, RespondQ, LLC was 30% owned by Idiama, LLC which is 100% owned by Mrs. Rizzo the spouse of our CEO, John Rizzo.  Mrs. Rizzo has never held positions as an officer, director or otherwise in RespondQ, LLC or iTrackr Systems, Inc. and its subsidiaries.

iTrackr Systems, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE N – RELATED PARTY TRANSACTIONS (Continued)

The Company has a note payable outstanding to Bluewater Advisors, Inc. a company wholly owned by John Rizzo, our CEO. See NOTE G - NOTES for additional information.

NOTE O – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through March 12, 2011.

On January 11, 2012, the Company issued a convertible promissory note (the “Note”) generating gross proceeds to the Company of $60,000.  The Note bears interest of twelve percent (12%) per annum and matures on July 1, 2012 with no payment due before the maturity date. At any time after the issuance, and prior to maturity, the Note is convertible into the Company's restricted common stock at a conversion price of $0.15. Common stock issued pursuant to a conversion carries piggyback registration rights. The Note provides that the holder may only convert the Note if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion. The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price ($0.48) on the date of issuance, and the conversion feature being in-the-money.  The BCF was determined based on the gross Note amount, and recorded as a discount to reduce the carry value of the Note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $132,000 using the intrinsic value method.  Since this amount is greater than the $60,000 value of the Note, the Company reduced the initial carry value of the Note to zero effectively recording a BCF of $60,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.

On February 9, 2012 (the "Closing Date"), the Company entered into a financing agreement with Cornucopia Equity Management, LLC ("CEM") whereby CEM will purchase from $80,000 to $1,000,000 of the Company's restricted common stock at a purchase price of $0.40 per share between the Closing Date and the anniversary of the Closing Date. The offering is exempt under Section 4(2) of the Securities act of 1933 and carries piggyback registration rights. As of the date of this report, no funds have been received under this financing agreement.

On February 28, 2012, the Company received a stock option Notice of Exercise, pursuant to a 2007 option grant, to purchase 500,000 shares. On March 5, 2012, the company issued 500,000 shares and received $50,000.

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

See our 8-K filed on August 27, 2010 pursuant to item 4.01; Changes in Registrant’s Certifying Accountant, and 8-K/A filed on September 22, 2010 pursuant to Item 4.02; Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Our Board of Directors were advised by Bedinger and Company, our independent registered public accounting firm, that during their performance of audit procedures for the year ended December 31, 2011 and 2010, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 5 in our internal control over financial reporting.  Our auditors have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011:

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

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2011.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

ITEM 9B.  OTHER INFORMATION.

On June 6, 2011, David Baesler resigned as a Director of iTrackr Systems, Inc. in order to pursue other opportunities.  Mr. Baesler's resignation was not a result of any disagreement with the Company or the Company’s Board of Directors.  The Company has not replaced Mr. Baesler and maintains a Board with two Directors.

On June 16, 2011, Ramesh Anand resigned as Chief Operating Officer of iTrackr Systems, Inc. in order to pursue other opportunities.  Mr. Anand’s resignation was not a result of any disagreement with the Company or the Company’s Board of Directors.  The Company has hired a functional replacement for Mr. Anand, but has decided to leave the officer title unfilled at this time.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, age and position of the executive officers and directors of iTrackr Systems, Inc.  We have a Board comprised of two members. Each director holds office until a successor is duly elected or appointed.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors of Directors.

Name	Age	Position	Term
John Rizzo	50	Chairman of the Board Chief Executive Officer and Chief Financial Officer	January 12, 2010 thru Present
Michael Uhl	48	Director	January 12, 2009 thru Present

Former Officers and Directors

Ramesh Anand, our Chief Operating Officer since January 2010, resigned on June 16, 2011 from all such positions. David Baesler, our Director since November 2007, resigned from such position on June 6, 2011.

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

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

The Board of Directors and Committees

Our board consists of two directors.  One of the directors, Michael Uhl is “independent” as defined under and required by applicable securities laws.  At each annual meeting our stockholders elect our full Board of Directors and our directors serve until their successors are elected or appointed, unless their office is vacated earlier.  Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.

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

Board Composition

iTrackr did not pay any director compensation during the years ended December 31, 2011 or 2010.  The Company may begin to compensate its directors at some time in the future.

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

Our board of directors has determined that it currently has one members who qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15).  The independent director is Michael Uhl.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended December 31, 2010.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees.  Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Secretary, iTrackr Systems, Inc., 1191E. Newport Center Drive, Suite PH-D, Deerfield Beach, FL 33442 .

ITEM 11.  EXECUTIVE COMPENSATION.

The primary goals of iTrackr’s board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation.

To achieve these goals, the Board of Directors recommends executive compensation packages that are generally based on a mix of salary, discretionary bonus and equity awards.  Although the Board of Directors has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, the Company intends to implement and maintain compensation plans that tie a substantial portion of its executives’ overall compensation to achievement of corporate goals and value-creating milestones such as the development of the Company’s products, the establishment and maintenance of key strategic relationships, reaching sales and marketing targets and the growth of its customer base as well as its financial and operational performance, as measured by metrics such as revenues and profitability.

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

Long-Term Equity Incentive Plan

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan (the "Plan"). The Plan was ratified at the 2007 shareholder’s meeting (the "Effective Date"). The purpose of this Plan is to attract and retain directors, officers and other employees and non-employees of the Company and its Subsidiary and to provide to such persons incentives and rewards for performance. The Company may issue each of the following under the Plan: Incentive Options, Nonqualified Options, Stock Appreciation Rights, Restricted Stock Awards, Performance Stock Awards or any other award approved by the Board to employees, directors, officers and consultants..  No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is Fifteen Million (15,000,000).  No Plan participant will be granted the right, in the aggregate, for more than Two Million (2,000,000) Common Shares during any calendar year.

Summary Compensation Tables

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”) and the other most highly-compensated executive officers serving as such during the fiscal year ended December 31, 2011.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(c)		Bonus ($)(d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
John Rizzo,	2011	250,000	(2)						12,000	(3)	262,500
Chairman and	2010	250,000	(2)						12,000	(3)	262,000
CEO	2009	179,500	(2)	-	-	-	-	-	-		179,500

Stella Gostfrand	2010	-		-	-	-	-	-	-		-
Former Sole Officer	2009	-		-	-	-	-	-	-		-
And Director (1)	2008	-		-	-	-	-	-	-		-
__________
(1)
Stella Gostfrand, former sole officer and Director of Must Haves, Inc. submitted her resignation as an officer and director, effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act. Her resignation was due to the merger between iTrackr, Inc. and Must Haves, Inc. which closed on January 12, 2010.

(2)
During 2009, $89,500 of Salary was accrued and $90,000 related to Mr. Rizzo’s 2009 salary was paid in cash in 2009. Mr. Rizzo's salary was accrued in 2011 and 2010. The balance due to Mr. Rizzo for accrued and unpaid salary as of December 31, 2011 was $889,500.

(3)
Accrued reimbursement of unpaid health insurance. Six payments totaling $50,820 were made during 2011 with no other payments made since January 2007. As of December 31, 2011 there remained a $9,180 balance of accrued health insurance payable.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of December 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Rizzo, Chairman, CEO and CFO (1)	1,000,000 1,000,000	- -	$0.25 $0.40	7/1/2017 7/1/2017
_______
(1)  Includes only stock options.

Employment Agreements

The information provided below, including the share numbers and dollar amounts, is after giving effect to the Reverse Merger and the change in control which will become effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act.

John Rizzo

Under the terms of Mr. Rizzo’s contract, entered into in January, 2007, which held an initial term of 3 years, and has been extended by the Company’s board of Directors through January 2013, Mr. Rizzo is to be paid a base annual salary at the rate of $250,000 dollars per year.  Mr. Rizzo is entitled to Twelve (12) weeks vacation during each year of employment. And his family shall be eligible to participate in the Company’s paid health plan when one is established.  However, if Mr. Rizzo so chooses, he can maintain his own family health plan and the Company will subsidize that plan in the amount of $1,000 per month.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity.  The Company intends to develop such a policy in the near future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2011, we have authorized 100,000,000 shares of common stock, no par value, of which 27,843,613 shares were issued and outstanding and 10,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding.  The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2011, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner (1)	Position	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Class Owned (2)
John Rizzo (3)	Chairman, CEO	9,443,090	30.79%
9495 Grand Estates Way	and CFO
Boca Raton, FL 33496

Michael Uhl (4)	Director	375,000	1.33%
301 Great Gable Drive
Las Vegas, NV 89123
All Officers and Directors as a Group		9,818,090	31.62%

Iselsa II, LLC (5)	Stockholder	4,232,986	14.81%
7111 Mandarin Drive
Boca Raton, FL 33433

All Officers, Directors and 5% shareholders as a Group		14,051,076	44.22%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission pursuant to rule 13d-3(d) of the Exchange Act and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 1191 E. Newport Center Drive, Suite PH-D, Deerfield Beach, FL 33442.

(2)
Beneficial ownership is calculated based on 27,843,613 shares of Common Stock issued and outstanding as of December 31, 2011. Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(3)
Includes 2,000,000 fully vested stock options, 512,631 shares issuable upon the conversion of notes payable due to Bluewater Advisors, Inc. and 314,137 shares issuable upon the conversion of notes payable due to Idiama, LLC (See the notes to the consolidated financial statements NOTE G - NOTES for more information)

(4)	Including 375,000 shares of common stock underlying stock options.
(5)	Includes 732,986 shares issuable upon the conversion of notes payable due to Iselsa II, LLC (See the notes to the consolidated financial statements NOTE G - NOTES for more information)

Based upon a review of the forms furnished to iTrackr and written representations from its executive officers and directors, the Company believes that during fiscal 2011 all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than ten percent of its common stock were complied with.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a formal written policy for the review and approval of transactions with related parties. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving iTrackr Systems, Inc. or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. iTrackr Systems, Inc. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•
any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•	compensation to executive officers determined by the Board;
•	compensation to directors determined by the Board;
•	transactions in which all security holders receive proportional benefits; and
•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

We had no related party transactions for the years ended December 30, 2011 and 2010:

Director Independence

Please refer to “The Board of Directors and Committees” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

Bedinger and Company (“Bedinger”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2011. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Bedinger, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Bedinger during the years ended December 31, 2011 and 2010.

	Year Ended
	December 31,
	2011	2010
Audit fees	$28,500	$21,500
Audit-related fees	-	-
Tax fees	3,000	1,500
Total fees	$31,500	$23,000

Audit Fees

Audit fees for the years ended December 31, 2011 and 2010 totaled $28,500 and $21,500, respectively and consist of the aggregate fees billed by Bedinger for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2011 and 2010.

Audit-Related Fees

There were no audit-related fees billed by Bedinger for the years ended December 31, 2011 and 2010.

Tax Fees

Tax fees for the years ended December 31, 2011 and 2010 totaled $3,000 and $1,500, respectively, and consist of the aggregate fees billed by Bedinger for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Bedinger for the years ended December 31, 2011 and 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2011 and 2010
•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
•	Notes to Consolidated Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRACKR SYSTEMS, INC.
(Registrant)

Date: March 19, 2012	By:	/s/ John Rizzo
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rizzo	Chairman, Chief Executive Officer and Chief Financial Officer	March 19, 2012
John Rizzo	(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

/s/ Michael Uhl	Director	March 19, 2012
Michael Uhl

Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Incorporation of iTrackr Systems, Inc. (Incorporated by reference from Exhibit 3.1 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2011).

3.2	By-laws of iTrackr Systems, Inc. (Incorporated by reference from Exhibit 3.2 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2011).

10.1	Agreement and Plan of Merger. Previously filed as Exhibit 2.1 with Form 8-K on December 16, 2009, Commission File No. 000-21810; incorporated herein by reference.

10.2	Form of 2010 Employment Agreement entered into with John Rizzo (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

10.3	Form of Stock Option Plan (incorporated by reference from Exhibit 10.7 to the current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

10.4	Bluewater note pursuant to Item 601(b)(10)(i) and (ii)(A) of Regulation S-K. (Incorporated by reference from Exhibit 10.6 to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on August 17, 2010).

10.5	RespondQ, LLC Membership Interest Purchase Agreement dated July 12, 2011 and related transaction documents, including promissory notes to Idiama, LLC and Iselsa II, LLC (incorporated by reference from Exhibit 10.1, 10.2 and 10.3 to the current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011).

14	Code of Ethics. Previously filed as Exhibit 14.1 with Form 10-K, on March 31, 2008, incorporated herein by reference.

23.1*	Consent of Auditor

31.1*	Certification of Principle Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______
* Filed herewith