Form 10-Q
period 2012-03-31
ITRACKR SYSTEMS INC
filed 2012-05-02
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(888) 505-9796
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 25, 2012 the registrant had outstanding 28,593,613 shares of common stock, no par value per share.

ITRACKR SYSTEMS, INC.
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS.

iTrackr Systems, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$46,333	$130,139
Accounts receivable (Note B)	137,852	125,376
Other current assets	10,124	2,121
Total Current Assets	194,309	257,636

Fixed assets (Note C)	238,399	238,399
Accumulated depreciation	(189,973)	(179,104)
Net fixed assets	48,426	59,295
Deposits	3,500	3,500
Intangible assets (Note E)	1,424,000	1,424,000
Intangible asset amortization	(382,667)	(239,165)
Goodwill (Note E)	1,143,242	1,143,242
Total Assets	$2,430,810	$2,648,508

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable & accrued expenses (Note D)	$361,755	$346,304
Accrue payroll (Note D)	952,000	889,500
Accrued Interest payable (Note E)	45,342	36,946
Convertible promissory notes (Note E)	130,000	70,000
Promissory notes - related party (Note E)	222,812	222,812
Total Current Liabilities	1,711,909	1,565,562

Total Liabilities	1,711,909	1,565,562

Stockholders' Equity (Note F)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 28,343,613 and 27,843,613 at March 31, 2012 and December 31, 2011, respectively.	6,165,642	6,055,642
Accumulated deficit	(5,446,741)	(4,972,696)
Total Stockholders' Deficit	718,901	1,082,946
Total Liabilities and Stockholders' Equity	$2,430,810	$2,648,508

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011

Revenue	$138,247	$46,250
Cost of sales	83,844	-
Gross profit	54,403	46,250

Operating expenses
Selling, General and administrative	199,260	112,289
Operations	47,623	-
Product development	58,798	49,651
Depreciation and amortization	154,371	8,695
Total operating expenses	460,052	170,635

Loss from operations	(405,649)	(124,385)

Other Income and (Expense)
Interest expense	(8,396)	(5,445)
Amortization of beneficial conversion feature	(60,000)	-
Total other income and expense	(68,396)	(5,445)
Earnings before taxes	(474,045)	(129,830)
Provision for income taxes	-	-
Net loss	$(474,045)	$(129,830)

Net (loss) per common share basic	$(0.02)	$(0.01)
Weighted average common shares outstanding basic	28,018,955	20,319,997

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	705,333	2,105,333
Stock options	3,380,000	5,505,000
Convertible promissory notes	2,694,710	1,608,809

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	Equity (Deficit)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

Stock issued in merger	5,000,000	2,380,000			2,380,000
Stock issued for warrant exercise	900,000	215,000			215,000
Stock issued upon option exercises	1,300,000	180,000			180,000
Common stock issued in exchange for services	100,000	43,350			43,350
Common stock issued upon the conversion of debt	243,616	60,904			60,904
Common stock retired	(20,000)				-
Fair market value of warrants modified		33,850			33,850
Stock to be issued for services reversed			(37,500)		(37,500)
Net loss				(877,604)	(877,604)
BALANCES December 31, 2011	27,843,613	$6,055,642	$-	$(4,972,696)	$1,082,946

Stock issued upon option exercise	500,000	50,000			50,000
Amortization of beneficial conversion feature		60,000			60,000
Net loss				(474,045)	(474,045)
BALANCES March 31, 2012	28,343,613	$6,165,642	$-	$(5,446,741)	$718,901

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,045)	$(129,830)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	154,371	8,695
Amortization of beneficial conversion feature	60,000
Changes in operating accounts:
Accounts receivable	(12,476)	1,830
Other current assets	(8,003)	-
Accounts payable and accrued expenses	15,451	42,594
Accrued compensation	62,500	62,500
Accrued interest	8,396	5,445
CASH USED BY OPERATING ACTIVITIES	(193,806)	(8,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	-
CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	50,000	-
Proceeds from promissory notes	60,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	110,000	-

NET INCREASE (DECREASE) IN CASH	(83,806)	(8,766)
CASH, beginning of period	130,139	9,051
CASH, end of period	$46,333	$285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $5,446,741 and $4,972,696 at March 31, 2012 and December 31, 2011, respectively.  In addition, the Company has negative working capital of $1,517,600 and $1,307,926 at March 31, 2012 and December 31, 2011, respectively.

The Company has and will continue to use significant capital to commercialize its products.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE A - ORGANIZATION AND GOING CONCERN (Continued)

Going Concern
capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $137,852 and $125,376 as of March 31, 2012 and December 31, 2011, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any significant bad debts to date. Bad debts are written off once collectability is judged to be unlikely. We periodically review accounts receivable for collectability and will create an allowance for bad debts if our analysis so warrants. No accounts were written off during the three months ended March 31, 2012.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. At March 31, 2012, two customers accounted for 94% (78% and 16%) of accounts receivable.

During the three months ended March 31, 2012, two customers accounted for 90% (64% and 26%) of sales.

NOTE C – FIXED ASSETS

As of March 31, 2012, fixed assets consisted of the following:

	March 31,	December 31,
	2012	2011
Computers and office equipment	$107,445	$107,445
Software	129,235	129,235
Leasehold improvements	1,719	1,719
Total fixed assets	238,399	238,399
Accumulated depreciation	(189,973)	(179,104)
Fixed assets, net	$48,426	$59,295

During the three months ended March 31, 2012 and 2011, the Company recognized $10,869 and $8,695, respectively in depreciation expense.

NOTE D - GOODWILL AND INTANGIBLE ASSETS

As a result of the purchase of RespondQ, LLC on July 12, 2011, the Company recognized $1,424,000 of intangible assets and $1,143,242 of goodwill, which represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired.

Total intangible assets, which are being amortized, and goodwill consists of the following:

	March 31, 2012
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Customer relationships	$324,000	$(216,000)	$-	$108,000
Purchased technology	750,000	(166,667)	-	583,333
Marketing related	350,000	-	-	350,000
Goodwill	1,143,242	-	-	1,143,242
Total	$2,567,242	$(382,667)	$-	$2,184,575

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE D - GOODWILL AND INTANGIBLE ASSETS (Continued)

The customer relationship intangible asset is being amortized on a straight-line basis over 12 months or the estimated useful life of that portion of the allocated purchase price of RespondQ, LLC whereas the purchased technology is being amortized over three years on a straight-line basis based on the estimated useful life of the technology purchased. The marketing related intangible asset relates to the trade name and internet domain name of RespondQ and, like goodwill, is not being amortized, but tested annually for impairment. No impairment of goodwill or intangible assets has been recorded. Amortization expense related to intangible assets was $143,502 during the three months ended March 31, 2012.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2012 consisted of $11,180 of health insurance premium reimbursement due to John Rizzo, former CEO, $54,664 of professional services and $295,911 of trade payables.

Accounts payable and accrued expenses at December 31, 2011 consisted of $9,180 of health insurance premium reimbursement due to John Rizzo, former CEO, for which six payments totaling $50,820 were made during 2011 with no other payments made since January 2007, $37,471 of professional services and $299,653 of trade payables.

Accrued compensation of $952,000 and $889,500 as of March 31, 2012 and December 31, 2011, respectively, represents amounts accrued and unpaid as of the related balance sheet date and due to our former CEO, John Rizzo.  Pursuant to Mr. Rizzo’s employment agreement(s) effective each year starting in January 2007, the Company has been and is obligated to pay Mr. Rizzo and annual salary of $250,000.  Mr. Rizzo, received 5,000,000 shares in lieu of salary for the fiscal year ended December 31, 2007 and $90,000 in cash payments during 2009.  Mr. Rizzo has received no other salary based cash payments.

NOTE F – NOTES

Convertible Promissory Notes – 3rd Party	March 31,	December 31,
	2012	2011
Note payable issued in connection with the purchase of RespondQ, LLC to Iselsa II, LLC, bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default.	$70,000	$70,000

On January 9, 2012, The company issued a convertible promissory note in the amount of $60,000. Ther terms of the note provide for interest at 12% per annum, maturity date of July 1, 2012 and is convertible into shares of the Company at a fixed conversion price of $0.15 per share. The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price of $0.50 on the date of issuance, and the conversion feature being in-the-money.  Thus, the BCF has been determined based on the gross note amount, and recorded as a discount to reduce the carrying value of the note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $140,000 using the intrinsic value method.  Since this amount is greater than the $60,000 value of the note, the Company reduced the initial carry value of the note to zero effectively recording a BCF of $60,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.
	$60,000	$-

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE F – NOTES (Continued)

During the year ended December 31, 2011, the Company: 1) issued a $70,000 convertible promissory note to Iselsa II, LLC (See table above); and 2) converted 100% of the debt held by three different parties, or $56,000 of principle and $4,904 of accrued interest into 243,616 shares of common stock.

On our non-related party notes payable, the Company recognized interest expense during the three months ended March 31, 2012 and 2011of $3,323 and $1,530, respectively. As of March 31, 2012 and December 31, 2011, the Company had outstanding $6,621 and $3,299, respectively, of accrued interest due for non-related party notes payable.

Promissory Notes - Related Party	March 31,
	2012	2011
Note payable to Bluewater Advisors, Inc. a company wholly owned by John Rizzo, our former CEO; convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matured July 1, 2011 and is currently in default.	$192,812	$192,812

Note payable issued in connection with the purchase of RespondQ, LLC to Idiama, LLC, bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default.	$30,000	$30,000

During the year ended December 31, 2011, the Company issued a $30,000 convertible promissory note to Idiama, LLC (See table above) which is 100% owned by Mrs. Rizzo the spouse of our former CEO, John Rizzo and originated as part of the purchase price paid for RespondQ, LLC.

On our related party notes payable, the Company recognized interest expense during the three months ended March 31, 2012 and 2011 of $5,074 and $4,279, respectively. As of March 31, 2012 and December 31, 2011, the Company has outstanding $38,721 and $33,647, respectively, of accrued interest due under the notes above.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of March 31, 2012.

Common Stock Issued - Summary
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  During the year ended December 31, 2011, the Company issued 7,543,616 shares of common stock, including 5,000,000 as a part of the RespondQ, LLC purchase. During the three months ended March 31, 2012, the Company issued 500,000 shares of common stock bringing the balance of shares outstanding to 28,343,613 as of March 31, 2012 compared to 27,843,613 and 20,319,997 as of December 31, 2011 and 2010, respectively.

Stock Issued for Debt Repayment
During the three months ended March 31, 2012, no shares were issued in connection with the conversion of debt.

During the year ended December 31, 2011, the Company converted $56,000 of principle and $4,904 of accrued interest into 243,616 shares of restricted common stock.

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE G – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Cash
During the three months ended March 31, 2012, the Company issued 500,000 shares of common stock upon the exercise of options and received $50,000.

During the year ended December 31, 2011, the Company 1) received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of common stock, and 2) received $80,000 upon the exercise of options to purchase 800,000 shares of common stock.

Stock Issued for Services
During the three months ended March 31, 2012, the Company did not issue any shares in exchange for services.

During the year ended December 31, 2011, the Company issued 100,000 in exchange for services valued at $43,350 and rendered during 2011. Also, 125,000 shares that were to be issued to a former employee were canceled and related expense of $37,500 reversed in the current period.

NOTE H – WARRANTS

At March 31, 2012, the Company had 705,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

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

All the warrants issued through March 31, 2012 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model.

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

During the three months ended March 31, 2012, the Company issued 500,000 shares of common stock pursuant to option exercises resulting in $50,000 to the Company

During the year ended December 31, 2011, the Company issued 800,000 shares of common stock pursuant to option exercises resulting in $80,000 to the Company, and canceled 825,000 options that expired due to termination of services by the related parties and their failure to exercise their respective options.

The following table summarizes information about options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At March 31,	Contractural	Exercise	Number	Exercise
Prices	2012	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	5.50	$0.40	1,000,000	$0.40
0.25	1,250,000	6.04	0.25	1,250,000	0.25
0.10	1,387,500	5.50	0.10	1,387,500	0.10
0.05	242,500	5.50	0.05	242,500	0.05

Total	3,880,000	5.66	$0.22	3,880,000	$0.22

A summary of the Company’s stock option activity for the three months ended March 31, 2012 and the years ended December 31, 2011 and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Options Exerciseable as of	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2010	5,505,000	$0.18	December 31, 2010	5,505,000	$0.18
Forfeitures	(825,000)	$0.06	December 31, 2011	3,880,000	$0.22
Exercises	(800,000)	$0.10	March 31, 2012	3,880,000	$0.22
Outstanding at December 31, 2011	3,880,000	$0.22
Outstanding at March 31, 2012	3,880,000	$0.22

Available for grant at March 31, 2012	2,138,001

During the year ended December 31, 2011 and 2010, the Company recognized no compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

ITRACKR SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE J – RELATED PARTY TRANSACTIONS

The Company has a note payable outstanding to Bluewater Advisors, Inc. and Idiama, LLC, companies wholly owned by John Rizzo, our former CEO and his wife, respectively. See NOTE F - NOTES for additional information.

NOTE K - COMMITMENTS

Upon the purchase of RespondQ, LLC on July 12, 2011, the Company assumed a lease for office space originally entered into on January 17, 2011 and expiring on January 17, 2012. We are currently on a month-to-month rental basis. The lease requires the Company to pay all executory costs such as maintenance and insurance totaling approximately $2,122 per month. Rent expense for the three months ended March 31, 2012 and 2011 was approximately $6,366 and $0, respectively.

On January 4, 2011, the Company entered into an Enterprise Cloud Master Services Agreement (the "Agreement") with Terremark North America where Terremark provides enterprise level cloud computing data center related services for our iTracker.com platform for an initial period of 24 months and automatically renewing on successive 12 month terms unless terminated 90 days prior to expiration of the then current term. The Agreement provides for a monthly payment of $6,000 billed monthly. During the three months ended March 31, 2012, the Company recognized $12,000 of expense under this agreement.

NOTE L – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through April 30, 2012.

On April 11, 2012, the Company issued 250,000 shares of common stock upon the exercise of a warrant resulting in $25,000 to the Company.

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

Our primary sources of operating funds have been historically through the issuance of debt and equity.  During the three months ended March 31, 2012, we raised $110,000 from the exercise of options and a convertible promissory note in the amount of $50,000 and $60,000, respectively. During the year ended December 31, 2011 we raised $395,000 from the exercise of warrants and options. For the year ended December 31, 2010 we raised $50,000 from the sale of a warrant, $100,000 from the sale of common stock and $139,500 in debt.  To finance our growth strategy, we  continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and debt financing, or a combination thereof.

At March 31, 2012, iTrackr Systems had current assets of $194,309, including cash on hand of $46,333 and accounts receivable of $137,852 of which $94,000 has been collected as of the date of this report.  During the three months ended March 31, 2012, the Company had revenue of $138,247, and net losses of $474,045.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ and subsequent improvements made to the related product offerings, the Company anticipates improved financial performance and increases in sales. In the near term, we expect that the cash on hand and accounts receivable totaling $184,185 will be sufficient to cover approximately 3-4 months of operations. Management is working to secure additional sales and debt and equity financing.

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
4)
Volatility.  Due to the short amount of time the Company's stock has traded, we use the Dow Jones Internet Composite Index (Ticker: FDN) from inception of the index to the date of grant as a proxy for volatility.

5)	Forfeiture rate. To date this rate has been zero.
6)	Stock price. As quoted on the OTC QB Tier.

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

Results of Operations

Three Months Ended March 31, 2012 Compared With the Three Months Ended March 31, 2011.

Revenues

Revenues for the three months ended March 31, 2012 were $138,247 compared to revenues of $46,250 for the three months ended March 31, 2011.  The $91,997 or 198.9% increase in revenue is primarily due to the purchase of RespondQ, LLC on July 12, 2011 and related sales. Our sales revenue represents the amounts charged to our customers on a monthly basis pursuant to contractual arrangements. During The three months ended March 31, 2012, two customers accounted for 90% (64% and 26%) of sales compared to the three months ended March 31, 2010 where one customer, RespondQ, LLC accounted for 95.9% of sales.

Cost of Revenue

During the three months ended March 31, 2012, cost of revenue was $83,844 or 60.6% of revenue resulting in a gross margin of 39.4%. Cost of revenue consists of amounts owed to KG Information Systems Private Ltd. ("KG") pursuant to services performed under a Master Services Agreement ("MSA") dated January 1, 2011 between KG and RespondQ. The MSA automatically renews on December 31, 2013 for successive 30 day periods. KG is a Business Process Outsource company ("BPO"). Under the MSA, KG is responsible for supplying the chat agents and tracking certain metrics related to the live chat sessions of our customers. KG sales agents primary goal is to initiate communications with website visitors through chat sessions on our customers websites and facilitate the close of a sale. The amount earned by KG is based on the number of sales of certain products made in a given month and to a lesser extent KG earns fees on a time and materials basis based on agent hours worked in a given month.

Operating Expenses

Selling, General and Administrative.  Our selling, general and administrative ("SG&A") expenses consist of compensation and related expenses for sales, executive, accounting, legal and administrative personnel, as well as office, phone, rent, postage, banking and related overhead. SG&A expenses increased by $86,971, or 77.5% to $199,260 during the three months ended March 31, 2012 compared to $112,289 during the three months ended March 31, 2011. This increase is primarily attributable to increases in personnel and professional fees resulting from increased sales and administrative activities.

Operations.  Operations costs consist of costs related to compensation of internal and external network support staff, the cost of supporting our servers and network infrastructure as well as allocated occupancy costs and related overhead. Operations expenses increased to $47,623 during the three months ended March 31, 2012 compared to $0 during the three months ended March 31, 2011. This increase is primarily attributable to an increase in website and related server hosting, licensing and network personnel costs.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for internal and external product development personnel and related costs. Product development expenses increased by $9,147 to $58,798 during the three months ended March 31, 2012 compared to $49,651 during the three months ended March 31, 2011. The increase is primarily attributable to development of the iTrackr.com.

Depreciation and Amortization.  Depreciation and amortization expense was $154,371 and $8,695 during the three months ended March 31, 2012 and 2011, respectively as follows:

	March 31,
	2012	2011
Amortization	$143,502	$-
Depreciation	10,869	8,695
	$154,371	$8,695

Amortization relates primarily to acquisition costs recorded as a result of our acquisition of RespondQ, LLC in July 2011 (See NOTE D - GOODWILL AND INTANGIBLE ASSETS to our financial statements for additional disclosure).

Nonoperating Income and (Expense)

During the three months ended March 31, 2012 and 2011, interest expense totaled $8,396 and $5,445, respectively. Interest expense during the three months ended March 31, 2012 increased $2,951 compared to the same period of 2011 due to higher average loan balances outstanding during 2011 compared to 2010. Additionally, during the three months ended March 31, 2012 the Company recognized $60,000 of expense related to the beneficial conversion feature contained in the January 9, 2012 convertible promissory note (See NOTE F – NOTES to our financial statements for additional disclosure).

Net Loss and Net Loss per Share

During the three months ended March 31, 2012 and 2011, our net loss totaled $474,045 and $129,830, respectively resulting in a net loss per share of $0.02 and $0.01 during the three months ended March 31, 2012 and 2011, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their being anti-dilutive.

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

From inception to March 31, 2012, we have incurred an accumulated deficit of $5,446,741. This loss has been incurred through a combination of stock compensation of $1,194,016, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.
At March 31, 2012, iTrackr Systems had current assets of $194,309, including cash on hand of $46,333 and accounts receivable of $137,852 compared to accounts payable and accrued expenses of $361,755.  During the three months ended March 31, 2012, the Company had revenue of $138,247 and net losses of $474,045.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ and subsequent improvements made to the related product offerings, the Company anticipates improved financial performance and increases in sales. In the near term, we expect that the cash on hand and accounts receivable totaling $184,185 will be sufficient to cover approximately 3-4 months of operations. Management is working to secure additional sales and debt and equity financing.
Net cash used by operating activities was $193,806 for the three months ended March 31, 2012 as compared to $8,766 for the three months ended March 31, 2011.

No cash was provided or used by investing activities for the three months ended March 31, 2012 or 2011.

Net cash provided by financing activities was $110,000 for the three months ended March 31, 2012 as compared to $0 for the three months ended March 31, 2011.

During the three months ended March 31, 2012, iTrackr Systems, Inc.:

•	Received $50,000 upon the exercise of options to purchase 500,000 shares of restricted common stock.

During the year ended December 31, 2011, iTrackr Systems, Inc.:

•	Received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of restricted common stock;
•	Received $80,000 upon the exercise of stock options to purchase 800,000 shares of restricted common stock;
•	Converted $60,904 of notes payable and accrued interest into 243,616 shares of restricted common stock;
•	Issued 100,000 shares in exchange for services valued at $43,350; and
•	Issued 5,000,000 shares in conjunctions with the purchase of RespondQ, LLC.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

See Item 4(T) below.

ITEM 4(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

 Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, the company received $50,000 and issued 500,000 shares upon the exercise of an option.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit No.	Identification of Exhibit

31.1*	Certification of Jacobo Melcer, Chief Executive Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Justin Frere, Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jacobo Melcer, Chief Executive Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Justin Frere, Chief Financial Officer of iTrackr Systems, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____
*      Filed Herewith
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

ITRACKR SYSTEMS, INC.

Date: May 2, 2011	By:	/s/ Jacobo Melcer
Jacobo Melcer
Interim Chairman and
Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Justin Frere
Justin Frere, )
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacobo Melcer	Interim Chairman and Interim Chief Executive	May 2, 2012
Jacobo Melcer	Officer (Principal Executive Officer)

/s/ Justin Frere	Chief Financial Officer (Principal Financial	May 2, 2012
Justin Frere	,Officer and Principal Accounting Officer)