Form 10-Q
period 2012-06-30
ITRACKR SYSTEMS INC
filed 2012-08-13
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At August 13, 2012 the registrant had outstanding 28,593,613 shares of common stock, no par value per share.

ITRACKR SYSTEMS, INC.
FORM 10-Q

Item 1.  Financial Statements.

iTrackr Systems, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$65,535	$130,139
Accounts receivable (Note B)	115,524	125,376
Other current assets	8,387	2,121
Total Current Assets	189,446	257,636

Fixed assets (Note C)	242,004	238,399
Accumulated depreciation	(201,145)	(179,104)
Net fixed assets	40,859	59,295
Deposits	3,500	3,500
Intangible assets (Note D)	1,424,000	1,424,000
Intangible asset amortization	(526,167)	(239,165)
Goodwill (Note D)	1,143,242	1,143,242
Total Assets	$2,274,880	$2,648,508

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses (Note E)	$443,608	$346,304
Accrue payroll (Note E)	952,000	889,500
Accrued Interest payable (Note F)	53,956	36,946
Convertible promissory notes (Note F)	155,000	70,000
Promissory notes - related party (Note F)	222,812	222,812
Total Current Liabilities	1,827,376	1,565,562

Total Liabilities	1,827,376	1,565,562

Stockholders' Equity (Note G)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 28,593,613 and 27,843,613 at June 30, 2012 and December 31, 2011, respectively.	6,190,642	6,055,642
Common stock payable	4,635
Accumulated deficit	(5,747,773)	(4,972,696)
Total Stockholders' Deficit	447,504	1,082,946
Total Liabilities and Stockholders' Equity	$2,274,880	$2,648,508

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$152,708	$46,826	$290,955	$93,076
Cost of sales	85,947	-	169,791	-
Gross profit	66,761	46,826	121,164	93,076

Operating expenses
Selling, General and administrative	112,470	114,477	311,730	226,766
Operations	50,836	-	98,459	-
Product development	41,201	45,200	99,999	94,851
Depreciation and amortization	154,672	8,551	309,043	17,246

Total operating expenses	359,179	168,228	819,231	338,863

Loss from operations	(292,418)	(121,402)	(698,067)	(245,787)

Other Income and (Expense)
Interest expense	(8,614)	(5,506)	(17,010)	(10,951)
Amortization of beneficial conversion feature	-	-	(60,000)	-
Total other income and expense	(8,614)	(5,506)	(77,010)	(10,951)
Earnings before taxes	(301,032)	(126,908)	(775,077)	(256,738)
Provision for income taxes	-	-	-	-
Net loss	$(301,032)	$(126,908)	$(775,077)	$(256,738)

Net (loss) per common share basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Weighted average common shares outstanding basic	28,573,202	20,544,654	28,295,393	20,432,325

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	455,333	1,880,676	455,333	1,993,005
Stock options	3,380,000	5,505,000	3,380,000	5,505,000
Convertible promissory notes	3,155,013	452,669	3,138,633	448,130

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2012 (Unaudited) and the Year Ended December 31, 2011

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	Equity (Deficit)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

Stock issued in merger	5,000,000	2,380,000			2,380,000
Stock issued for warrant exercise	900,000	215,000			215,000
Stock issued upon option exercises	1,300,000	180,000			180,000
Common stock issued in exchange for services	100,000	43,350			43,350
Common stock issued upon the conversion of debt	243,616	60,904			60,904
Common stock retired	(20,000)				-
Fair market value of warrants modified		33,850			33,850
Stock to be issued for services reversed			(37,500)		(37,500)
Net loss				(877,604)	(877,604)
BALANCES December 31, 2011	27,843,613	$6,055,642	$-	$(4,972,696)	$1,082,946

Stock issued upon option exercise	500,000	50,000			50,000
Stock issued upon warrant exercise	250,000	25,000			25,000
Common stock to be issued in exchange for services	30,000		4,635		4,635
Common stock issued upon the conversion of debt					-
Amortization of beneficial conversion feature		60,000			60,000
Net loss				(775,077)	(775,077)
BALANCES June 30, 2012	28,623,613	$6,190,642	$4,635	$(5,747,773)	$447,504

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(775,077)	$(256,738)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	309,043	17,246
Compensation expense on fair value of warrants issued	-	9,800
Compensation expense on common stock issued for services	4,635	-
Amortization of beneficial conversion feature	60,000	-
Changes in operating accounts:
Accounts receivable	9,852	5,299
Other current assets	(6,266)	-
Accounts payable and accrued expenses	97,304	6,688
Accrued compensation	62,500	125,000
Accrued interest	17,010	10,951
CASH USED BY OPERATING ACTIVITIES	(220,999)	(81,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(3,605)	-
CASH PROVIDED BY INVESTING ACTIVITIES	(3,605)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	75,000	175,000
Proceeds from promissory notes	85,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	160,000	175,000

NET INCREASE (DECREASE) IN CASH	(64,604)	93,246
CASH, beginning of period	130,139	9,051
CASH, end of period	$65,535	$102,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$4,635	$-

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $5,747,773 and $4,972,696 at June 30, 2012 and December 31, 2011, respectively.  In addition, the Company has negative working capital of $1,637,930 and $1,307,926 at June 30, 2012 and December 31, 2011, respectively.

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

ITRACKR SYSTEMS, INC.
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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $115,524 and $125,376 as of June 30, 2012 and December 31, 2011, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any significant bad debts to date. Bad debts are written off once collectability is judged to be unlikely. We periodically review accounts receivable for collectability and will create an allowance for bad debts if our analysis so warrants. No accounts were written off during the three or six months ended June 30, 2012.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. At June 30, 2012, two customers accounted for 89% (51% and 38%) of accounts receivable.

During the three months ended June 30, 2012, three customers accounted for 97% (59%, 28% and 10%) of sales. During the six months ended June 30, 2012, two customers accounted for 88% (61% and 27%) of sales.

NOTE C – FIXED ASSETS

As of June 30, 2012, fixed assets consisted of the following:

	March 31,	December 31,
	2012	2011
Computers and office equipment	$111,050	$107,445
Software	129,235	129,235
Leasehold improvements	1,719	1,719
Total fixed assets	242,004	238,399
Accumulated depreciation	(201,145)	(179,104)
Fixed assets, net	$40,859	$59,295

During the three months ended June 30, 2012 and 2011, the Company recognized $11,172 and $8,551, respectively in depreciation expense. During the six months ended June 30, 2012 and 2011, the Company recognized $22,041 and $17,247, respectively in depreciation expense.

NOTE D - GOODWILL AND INTANGIBLE ASSETS

As a result of the purchase of RespondQ, LLC on July 12, 2011, the Company recognized $1,424,000 of intangible assets and $1,143,242 of goodwill, which represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired.

Total intangible assets, which are being amortized, and goodwill consists of the following:

	June 30, 2012
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Customer relationships	$324,000	$(297,000)	$-	$27,000
Purchased technology	750,000	(229,167)	-	520,833
Marketing related	350,000	-	-	350,000
Goodwill	1,143,242	-	-	1,143,242
Total	$2,567,242	$(526,167)	$-	$2,041,075

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE D - GOODWILL AND INTANGIBLE ASSETS (Continued)

The customer relationship intangible asset is being amortized on a straight-line basis over 12 months or the estimated useful life of that portion of the allocated purchase price of RespondQ, LLC whereas the purchased technology is being amortized over three years on a straight-line basis based on the estimated useful life of the technology purchased. The marketing related intangible asset relates to the trade name and internet domain name of RespondQ and, like goodwill, is not being amortized, but tested annually for impairment. No impairment of goodwill or intangible assets has been recorded. Amortization expense related to intangible assets was $143,500 and $287,000 during the three and six months ended June 30, 2012.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2012 consisted of $11,180 of health insurance premium reimbursement due to John Rizzo, former CEO, $42,740 of professional services and $389,688 of trade payables.

Accounts payable and accrued expenses at December 31, 2011 consisted of $9,180 of health insurance premium reimbursement due to John Rizzo, former CEO, for which six payments totaling $50,820 were made during 2011 with no other payments made since January 2007, $37,471 of professional services and $299,653 of trade payables.

Accrued compensation of $952,000 and $889,500 as of June 30, 2012 and December 31, 2011, respectively, represents amounts accrued and unpaid as of the related balance sheet date and due to our former CEO, John Rizzo.  Pursuant to Mr. Rizzo’s employment agreement(s) effective each year starting in January 2007, the Company has been and is obligated to pay Mr. Rizzo and annual salary of $250,000.  Mr. Rizzo, received 5,000,000 shares in lieu of salary for the fiscal year ended December 31, 2007 and $90,000 in cash payments during 2009.  Mr. Rizzo has received no other salary based cash payments.

NOTE F – NOTES

Convertible Promissory Notes – 3rd Party	June 30,	December 31,
	2012	2011
On July 12, 2011, the company issued a convertible promissory note in connection with the purchase of RespondQ, LLC. The note bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default.	$70,000	$70,000

On January 9, 2012, the company issued a convertible promissory note in the amount of $60,000. The terms of the note provide for interest at 12% per annum, maturity date of July 1, 2012 and is convertible into shares of the Company at a fixed conversion price of $0.15 per share. The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price of $0.50 on the date of issuance, and the conversion feature being in-the-money.  Thus, the BCF has been determined based on the gross note amount, and recorded as a discount to reduce the carrying value of the note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $140,000 using the intrinsic value method.  Since this amount is greater than the $60,000 value of the note, the Company reduced the initial carry value of the note to zero effectively recording a BCF of $60,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.
	$60,000	$-

On June 29, 2012, The company received $25,000. The terms of the note provide for interest at 10% per annum, maturity date of January 10, 2013 and is convertible into shares of the Company at a fixed conversion price of $0.05 per share upon default.	$25,000	$-

Total Convertible Promissory Notes – 3rd Party	$155,000	$70,000

ITRACKR SYSTEMS, INC.
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

Interest expense related to the non-related party notes payable during the three months ended June 30, 2012 and 2011 was $3,540 and $1,179, respectively.Interest expense related to the non-related party notes payable during the six months ended June 30, 2012 and 2011 was $6,864 and $2,346, respectively. As of June 30, 2012 and December 31, 2011, the Company had outstanding $10,161 and $3,299, respectively, of accrued interest due for non-related party notes payable.

Promissory Notes - Related Party	March 31,
	2012	2011
Note payable to Bluewater Advisors, Inc. a company wholly owned by John Rizzo, our former CEO; convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matured July 1, 2011 and is currently in default.	$192,812	$192,812

On July 12, 2011, the company issued a convertible promissory note in connection with the purchase of RespondQ, LLC. The note bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default.	$30,000	$30,000

During the year ended December 31, 2011, the Company issued a $30,000 convertible promissory note to Idiama, LLC (See table above) which is 100% owned by Mrs. Rizzo the spouse of our former CEO, John Rizzo and originated as part of the purchase price paid for RespondQ, LLC.

Interest expense related to our related party notes payable during the three months ended June 30, 2012 and 2011 was $5,074 and $4,326, respectively. Interest expense related to our related party notes payable during the six months ended June 30, 2012 and 2011 was $10,149 and $8,605, respectively. As of June 30, 2012 and December 31, 2011, the Company has outstanding $43,795 and $33,647, respectively, of accrued interest due under the notes above.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of June 30, 2012.

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE G – STOCKHOLDERS EQUITY (Continued)

Common Stock Issued - Summary
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  During the year ended December 31, 2011, the Company issued 7,543,616 shares of common stock, including 5,000,000 as a part of the RespondQ, LLC purchase. During the six months ended June 30, 2012, the Company issued 750,000 shares of common stock bringing the balance of shares outstanding to 28,593,613 as of June 30, 2012 compared to 27,843,613 and 20,319,997 as of December 31, 2011 and 2010, respectively.

Stock Issued for Debt Repayment
During the six months ended June 30, 2012, no shares were issued in connection with the conversion of debt.

During the year ended December 31, 2011, the Company converted $56,000 of principle and $4,904 of accrued interest into 243,616 shares of restricted common stock.

Stock Issued for Cash
During the six months ended June 30, 2012, the Company 1) issued 500,000 shares of common stock upon the exercise of options and received $50,000, and 2) issued 250,000 shares of common stock upon the exercise of warrants and received $25,000

During the year ended December 31, 2011, the Company 1) received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of common stock, and 2) received $80,000 upon the exercise of options to purchase 800,000 shares of common stock.

Stock Issued for Services
During the six months ended June 30, 2012, the Company recognized $4,635 related to the 15,000 monthly restricted common share amount due to our interim CEO in exchange for his services. As of June 30, 2012, the interim CEO was due 30,000 shares which were not issued prior to the end of the most recent quarter, but which are included in the calculation of earnings per share.

During the year ended December 31, 2011, the Company issued 100,000 in exchange for services valued at $43,350 and rendered during 2011. Also, 125,000 shares that were to be issued to a former employee were canceled and related expense of $37,500 reversed in the current period.

NOTE H – WARRANTS

At June 30, 2012, the Company had 455,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
3/1/2010	350,000	$0.10	10/31/12
Total	455,333

During the six months ended June 30, 2012, the holder of the 3/1/2010 warrants in the table above exercised 250,000 warrants resulting in the issuance of 250,000 restricted common shares and the receipt of $25,000

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE H – WARRANTS (Continued)

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

All the warrants issued through June 30, 2012 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model.

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN

In June 2007 the Board of Directors of the Company adopted the 2007 Long-Term Equity Incentive Plan (the "Plan"). The Plan was ratified at the 2007 shareholder’s meeting (the "Effective Date"). The purpose of this Plan is to attract and retain directors, officers and other employees and non-employees of the Company and its Subsidiary and to provide to such persons incentives and rewards for performance. The Company may issue each of the following under the Plan: Incentive Options, Nonqualified Options, Stock Appreciation Rights, Restricted Stock Awards, Performance Stock Awards or any other award approved by the Board to employees, directors, officers and consultants. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is Fifteen Million (15,000,000).  No Plan participant will be granted the right, in the aggregate, for more than Two Million (2,000,000) Common Shares during any calendar year.

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

During the six months ended June 30, 2012, the Company issued 500,000 shares of common stock pursuant to option exercises resulting in $50,000 to the Company

During the year ended December 31, 2011, the Company issued 800,000 shares of common stock pursuant to option exercises resulting in $80,000 to the Company, and canceled 825,000 options that expired due to termination of services by the related parties and their failure to exercise their respective options.

The following table summarizes information about options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At June 30,	Contractural	Exercise	Number	Exercise
Prices	2012	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	5.00	$0.40	1,000,000	$0.40
0.25	1,250,000	4.71	0.25	1,250,000	0.25
0.10	887,500	5.00	0.10	887,500	0.10
0.05	242,500	5.00	0.05	242,500	0.05
Total	3,380,000	5.18	$0.24	3,380,000	$0.24

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2012 and the year ended December 31, 2011 and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Options Exerciseable as of	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2010	5,505,000	$0.18	December 31, 2010	5,505,000	$0.18
Forfeitures	(825,000)	$0.06	December 31, 2011	3,880,000	$0.22
Exercises	(800,000)	$0.10	June 30, 2012	3,380,000	$0.24
Outstanding at December 31, 2011	3,880,000	$0.22
Exercises	(500,000)	$0.10
Outstanding at June 30, 2012	3,380,000	$0.240

Available for grant at June 30, 2012	2,138,001

During the Six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, the Company recognized no compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has a note payable outstanding to Bluewater Advisors, Inc. and Idiama, LLC, companies wholly owned by John Rizzo, our former CEO and his wife, respectively. See NOTE F - NOTES for additional information. Additionally, Mr. Rizzo is due $952,000 of unpaid compensation and $11,180 of accrued health insurance premiums. See NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

NOTE K - COMMITMENTS

Upon the purchase of RespondQ, LLC on July 12, 2011, the Company assumed a lease for office space originally entered into on January 17, 2011 and expiring on January 17, 2012. We are currently on a month-to-month rental basis. The lease requires the Company to pay all executory costs such as maintenance and insurance totaling approximately $2,122 per month. Rent expense for the three months ended June 30, 2012 and 2011 was approximately $6,366 and $0, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was approximately $12,732 and $0, respectively.

NOTE L – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through the date of this report.

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

Overview

We are an ecommerce and social media software and services company. We have developed two technology platforms branded as RespondQ (See www.RespondQ.com) and iTrackr (See www.itrackr.com) both of which enable web based and local businesses to increase sales through innovative technology and increased web presence.

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

In order to sustain RespondQ's growth, our strategy is to expand our customer base. To accomplish this, we are focused on the following initiatives:

Technology and Process Enhancements. We take a no nonsense approach to Chat. Our platform's features are all geared to sales and customer service. We regularly add new features and functionality to our platform to further enhance value to our customers. In 2011, we enhanced our reporting, analysis and administrative tools as part of our overall portfolio of features, as well as our ability to capture, analyze and report on the substantial amount of online data we collect on behalf of our clients. More recently we streamlined the RespondQ customer service standard operating procedures to decrease response times.

Marketing. For the past three years, RespondQ has been focused on providing and refining our platform on a full service, pay for performance model in the home services vertical. Over the same period the chat industry has experienced significant growth in the monthly subscriber base of websites purchasing chat software for internal use. Now that our platform and technology are proven and refined RespondQ plans to make our platform widely available on a monthly subscription basis to those looking for a top shelf, self-service solution for a highly competitive price while continuing to offer pay for performance pricing for larger users.

Our newly redesigned and currently in beta testing iTrackr direct deals platform represents the latest evolution of the daily deal business model by combining the benefits of social networking, daily deals and couponing onto a technology platform that significantly enhances web presence and allows both the local business owner and the consumer to create and request personalized discounts on the fly. The premise of iTrackr is that consumers should drive discounts based on their specific desires and needs and be able to easily find those discounts any time no matter where they are.

In order to grow iTrackr, our strategy is to complete our technology development and focus on the following initiatives:

•	open beta testing of iTrackr.com to solicit and garner feedback from users in order to eliminate bugs in the software, increase usability, and improve user friendliness;
•	populate our database with 1 million currently active merchant profiles determined by their SIC codes and continually increasing our profile base as we expand in to different local markets;
•	promote itrackr virally to enhance visibility across the social networks;
•	Offer the platform as a private label tool to third party merchants;
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

Our primary sources of operating funds have been historically through the issuance of debt and equity.  During the six months ended June 30, 2012, we raised $160,000 from the exercise of derivatives and convertible promissory notes in the amount of $75,000 and $85,000, respectively. During the year ended December 31, 2011 we raised $395,000 from the exercise of warrants and options. For the year ended December 31, 2010 we raised $50,000 from the sale of a warrant, $100,000 from the sale of common stock and $139,500 in debt.  To finance our growth strategy, we  continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and debt financing, or a combination thereof.

At June 30, 2012, iTrackr Systems had current assets of $189,446, including cash on hand of $65,535 and accounts receivable of $115,524 compared to accounts payable and accrued expenses of $443,608.  During the six months ended June 30, 2012, the Company had revenue of $290,955 and net losses of $775,077, including $373,678 of non cash expense related to depreciation, amortization and stock compensation.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ and subsequent improvements made to the related product offerings, the Company anticipates improved financial performance and increases in sales. In the near term, we expect that the cash on hand and accounts receivable totaling $181,059 will be sufficient to cover approximately 3-4 months of operations. Management is working to secure additional sales and debt and equity financing.

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

Results of Operations

Three and Six  Months Ended June 30, 2012 Compared With the Three and Six Months Ended June 30, 2011.

Revenues

Our sales revenue represents the amounts charged to our customers on a monthly basis pursuant to contractual arrangements. Revenues for the three months ended June 30, 2012 were $152,708 compared to revenues of $46,826 for the three months ended June 30, 2011.Revenues for the six months ended June 30, 2012 were $290,955 compared to revenues of $93,076 for the six months ended June 30, 2011.  The $105,882 or 226% three month increase and $197,879 or 213% six month increase in revenue is primarily due to the purchase of RespondQ, LLC on July 12, 2011 and related sales.

Cost of Revenue

During the three months ended June 30, 2012, cost of revenue was $85,947 or 56% of revenue resulting in a gross margin of 44%. During the six months ended June 30, 2012, cost of revenue was $169,791 or 58% of revenue resulting in a gross margin of 42%. Cost of revenue consists of amounts owed to KG Information Systems Private Ltd. ("KG") pursuant to services performed under a Master Services Agreement ("MSA") dated January 1, 2011 between KG and RespondQ. The MSA automatically renews on December 31, 2013 for successive 30 day periods. KG is a Business Process Outsource company ("BPO"). Under the MSA, KG is responsible for supplying the chat agents and tracking certain metrics related to the live chat sessions of our customers. KG sales agents primary goal is to initiate communications with website visitors through chat sessions on our customers websites and facilitate the close of a sale. The amount earned by KG is based on the number of sales of certain products made in a given month and to a lesser extent KG earns fees on a time and materials basis based on agent hours worked in a given month.

Operating Expenses

Selling, General and Administrative.  Our selling, general and administrative ("SG&A") expenses consist of compensation and related expenses for sales, executive, accounting, legal and administrative personnel, as well as office, phone, rent, postage, banking and related overhead. SG&A expenses decreased by $2,007 to $112,470 during the three months ended June 30, 2012 compared to $114,477 during the three months ended June 30, 2011. SG&A expenses increased by $84,964 to $311,730 during the six months ended June 30, 2012 compared to $226,766 during the six months ended June 30, 2011. The six month increase is primarily attributable to increases in personnel and professional fees resulting from increased sales and administrative activities.

Operations.  Operations costs consist of costs related to compensation of internal and external network support staff, the cost of supporting our servers and network infrastructure as well as allocated occupancy costs and related overhead. Operations expenses increased to $50,836 during the three months ended June 30, 2012 compared to $0 during the three months ended June 30, 2011. Operations expenses increased to $98,459 during the six months ended June 30, 2012 compared to $0 during the six months ended June 30, 2011. The increase is primarily attributable to an increase in website and related server hosting, licensing and network personnel costs.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for internal and external product development personnel and related costs. Product development expenses decreased by $3,999 to $41,201 during the three months ended June 30, 2012 compared to $45,200 during the three months ended June 30, 2011. Product development expenses increased by $5,148 to $99,999 during the six months ended June 30, 2012 compared to $94,851 during the six months ended June 30, 2011. The six month increase is primarily attributable to development of iTrackr.com whereas the 3 month year-over-year quarterly decrease reflects the transition of the Company's products from development to commercialization.

Depreciation and Amortization.  Depreciation and amortization expense during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization	$143,500	$-	$287,002	$-
Depreciation	11,172	8,551	22,041	17,246
	$154,672	$8,551	$309,043	$17,246

Amortization relates to acquisition costs recorded as a result of our acquisition of RespondQ, LLC in July 2011 (See NOTE D - GOODWILL AND INTANGIBLE ASSETS to our financial statements for additional disclosure).

Nonoperating Income and (Expense)

During the three months ended June 30, 2012 and 2011, interest expense totaled $8,614 and $5,506, respectively. During the six months ended June 30, 2012 and 2011, interest expense totaled $17,010 and $10,951, respectively. Interest expense increased due to higher average loan balances outstanding in 2012 compared to 2011. Additionally, during the six months ended June 30, 2012 the Company recognized $60,000 of expense related to the beneficial conversion feature contained in the January 9, 2012 convertible promissory note (See NOTE F – NOTES to our financial statements for additional disclosure).

Net Loss and Net Loss per Share

During the three months ended June 30, 2012 and 2011, our net loss totaled $301,032 and $126,908, respectively resulting in a net loss per share of $0.01 and $0.01, respectively. During the six months ended June 30, 2012 and 2011, our net loss totaled $775,077 and $256,738, respectively resulting in a net loss per share of $0.03 and $0.01, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their being anti-dilutive.

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

From inception to June 30, 2012, we have incurred an accumulated deficit of $5,747,773. This loss has been incurred through a combination of stock compensation of $1,198,651, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At June 30, 2012, iTrackr Systems had current assets of $189,446, including cash on hand of $65,535 and accounts receivable of $115,524 compared to accounts payable and accrued expenses of $443,608.  During the six months ended June 30, 2012, the Company had revenue of $290,955 and net losses of $775,077, including $373,678 of non cash expense related to depreciation, amortization and stock compensation.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  The Company believes that its cash on hand is insufficient to continue operations for the next twelve months.  On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ and subsequent improvements made to the related product offerings, the Company anticipates improved financial performance and increases in sales. In the near term, we expect that the cash on hand and accounts receivable totaling $181,059 will be sufficient to cover approximately 3-4 months of operations. Management is working to secure additional sales and debt and equity financing.

Net cash used by operating activities was $220,999 for the six months ended June 30, 2012 as compared to $81,754 for the six months ended June 30, 2011.

Net cash used for investing activities was $3,605 for the six months ended June 30, 2012 as compared to $0 for the six months ended June 30, 2011.

Net cash provided by financing activities was $160,000 for the six months ended June 30, 2012 as compared to $175,000 for the six months ended June 30, 2011.

During the six months ended June 30, 2012, iTrackr Systems, Inc.:

•	Received $50,000 upon the exercise of options to purchase 500,000 shares of restricted common stock.
•	Received $25,000 upon the exercise of warrants to purchase 250,000 shares of restricted common stock.
•	Committed to issue 30,000 shares to our interim CEO in exchange for services valued at $4,635.

During the year ended December 31, 2011, iTrackr Systems, Inc.:

•	Received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of restricted common stock;
•	Received $80,000 upon the exercise of stock options to purchase 800,000 shares of restricted common stock;
•	Converted $60,904 of notes payable and accrued interest into 243,616 shares of restricted common stock;
•	Issued 100,000 shares in exchange for services valued at $43,350; and
•	Issued 5,000,000 shares in conjunctions with the purchase of RespondQ, LLC.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of this report, our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the period covered by this report, the Company hired an experienced financial reporting professional as CFO thereby increasing the number of personnel involved in the Company’s preparation and review of the Company’s financial statements and is reasonably likely to materially affect internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1a.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2012, the company received $50,000 and issued 500,000 shares upon the exercise of an option; received $25,000 upon the exercise of warrants to purchase 250,000 shares of restricted common stock; and committed to issue 30,000 shares to our interim CEO in exchange for services valued at $4,635.

Item 3.  Defaults Upon Senior Securities.

           Related party note payable to Bluewater Advisors, Inc. a company wholly owned by John Rizzo, our former CEO; convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matured July 1, 2011 and is currently in default. The total due under this note is $233,697 including principle of $192,812 and accrued interest of $40,885.

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
____________
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

ITRACKR SYSTEMS, INC.

Date: August 13, 2012	By:	/s/ Jacobo Melcer
Jacobo Melcer,
Interim Chairman and Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Justin Frere
Justin Frere,
Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)