Form 10-Q
period 2012-09-30
ITRACKR SYSTEMS INC
filed 2012-11-06
CIK 1412212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-52810

ITRACKR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	05-0597678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2255 Glades Road, Suite 324A Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(888) 505-9796 (Registrant’s telephone number, including area code)

1191 E Newport Center Drive, Suite PH-D, Deerfield Beach, FL 33442 (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At November 5, 2012 the registrant had outstanding 28,593,613 shares of common stock, no par value per share.

ITRACKR SYSTEMS, INC.

FORM 10-Q

Item 1.  Financial Statements.

iTrackr Systems, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$39,472	$130,139
Accounts receivable (Note B)	129,304	125,376
Other current assets	6,650	2,121
Total Current Assets	175,426	257,636

Fixed assets (Note C)	242,004	238,399
Accumulated depreciation	(212,317)	(179,104)
Net fixed assets	29,687	59,295
Deposits	3,500	3,500
Intangible assets (Note D)	1,424,000	1,424,000
Intangible asset amortization	(615,667)	(239,165)
Goodwill (Note D)	1,143,242	1,143,242
Total Assets	$2,160,188	$2,648,508

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses (Note E)	$435,009	$346,304
Accrued payroll (Note E)	952,000	889,500
Accrued Interest payable (Note F)	65,543	36,946
Convertible promissory notes (Note F)	255,000	70,000
Promissory notes - related party (Note F)	222,812	222,812
Total Current Liabilities	1,930,364	1,565,562

Total Liabilities	1,930,364	1,565,562

Stockholders' Equity (Note G)
Common stock, no par value 100,000,000 shares authorized; issued and outstanding 28,593,613 and 27,843,613 at September 30, 2012 and December 31, 2011, respectively.	6,190,642	6,055,642
Common stock payable	9,885
Accumulated deficit	(5,970,703)	(4,972,696)
Total Stockholders' Equity	229,824	1,082,946
Total Liabilities and Stockholders' Equity	$2,160,188	$2,648,508

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$131,593	$231,783	$422,548	$324,859
Cost of sales	75,369	129,893	245,160	129,893
Gross profit	56,224	101,890	177,388	194,966

Operating expenses
Selling, General and administrative	106,367	121,260	418,097	348,026
Operations	45,782	32,692	144,241	32,692
Product development	14,746	40,390	114,745	135,241
Depreciation and amortization	100,672	104,781	409,715	122,027
Total operating expenses	267,567	299,123	1,086,798	637,986

Loss from operations	(211,343)	(197,233)	(909,410)	(443,020)

Other Income and (Expense)
Interest expense	(11,587)	(7,758)	(28,597)	(18,709)
Amortization of beneficial conversion feature	-	-	(60,000)	-
Total other income and (expense)	(11,587)	(7,758)	(88,597)	(18,709)
Loss before taxes	(222,930)	(204,991)	(998,007)	(461,729)
Provision for income taxes	-	-	-	-
Net loss	$(222,930)	$(204,991)	$(998,007)	$(461,729)

Net (loss) per common share basic	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average common shares outstanding basic	28,573,202	25,203,558	28,295,393	22,024,106

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	455,333	1,605,333	455,333	1,605,333
Stock options	3,380,000	5,505,000	3,380,000	5,505,000
Convertible promissory notes	3,546,138	574,910	3,506,308	563,672

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2012 (Unaudited) and the Year Ended December 31, 2011

	Common Stock				Total
	Number of			Accumulated	Stockholders'
	Shares	Amount	Payable	(Deficit)	Equity (Deficit)
BALANCES December 31, 2010	20,319,997	$3,142,538	$37,500	$(4,095,092)	$(915,054)

Stock issued in merger	5,000,000	2,380,000			2,380,000
Stock issued for warrant exercise	900,000	215,000			215,000
Stock issued upon option exercises	1,300,000	180,000			180,000
Common stock issued in exchange for services	100,000	43,350			43,350
Common stock issued upon the conversion of debt	243,616	60,904			60,904
Common stock retired	(20,000)				-
Fair market value of warrants modified		33,850			33,850
Stock to be issued for services reversed			(37,500)		(37,500)
Net loss				(877,604)	(877,604)
BALANCES December 31, 2011	27,843,613	$6,055,642	$-	$(4,972,696)	$1,082,946

Stock issued upon option exercise	500,000	50,000			50,000
Stock issued upon warrant exercise	250,000	25,000			25,000
Common stock to be issued in exchange for services	45,000		9,885		9,885
Common stock issued upon the conversion of debt					-
Amortization of beneficial conversion feature		60,000			60,000
Net loss				(998,007)	(998,007)
BALANCES September 30, 2012	28,638,613	$6,190,642	$9,885	$(5,970,703)	$229,824

The accompanying notes are an integral part of these financial statements

iTrackr Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(998,007)	$(461,729)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	409,715	122,027
Compensation expense on fair value of warrants issued	-	9,800
Compensation expense on common stock issued for services	9,885	(37,500)
Amortization of beneficial conversion feature	60,000	-
Changes in operating accounts:
Accounts receivable	(3,928)	(26,071)
Other current assets	(4,529)	-
Accounts payable and accrued expenses	88,705	24,651
Accrued compensation	62,500	187,500
Accrued interest	28,597	18,709
CASH USED BY OPERATING ACTIVITIES	(347,062)	(162,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in working capital due to merger	-	(16,747)
Acquisition of furniture and equipment	(3,605)	40,272
CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(3,605)	23,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	75,000	175,000
Proceeds from promissory notes	185,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	260,000	175,000

NET INCREASE (DECREASE) IN CASH	(90,667)	35,912
CASH, beginning of period	130,139	9,051
CASH, end of period	$39,472	$44,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$9,885	$(37,500)

The accompanying notes are an integral part of these financial statements

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE A - ORGANIZATION AND GOING CONCERN

Basis of Presentation
The unaudited financial statements of iTrackr Systems, Inc. as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $5,970,703 and $4,972,696 at September 30, 2012 and December 31, 2011, respectively.  In addition, the Company has negative working capital of $1,754, and $1,307,926 at September 30, 2012 and December 31, 2011, respectively.

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

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $129,304 and $125,376 as of September 30, 2012 and December 31, 2011, respectively, is reported at the gross amount without an allowance.  The Company has not experienced any significant bad debts to date. Bad debts are written off once collectability is judged to be unlikely. We periodically review accounts receivable for collectability and will create an allowance for bad debts if our analysis so warrants.

Concentrations of credit risk
The Company performs ongoing credit evaluations of its customers. At September 30, 2012, two customers accounted for 95% (62% and 33%) of accounts receivable. At September 30, 2011, two customers accounted for 95% (59% and 36%) of accounts receivable.

During the three months ended September 30, 2012, two customers accounted for 92% (61% and 31%) of sales. During the three months ended September 30, 2011, two customers accounted for 94% (64% and 30%) of sales.

During the nine months ended September 30, 2012, two customers accounted for 90% (61% and 29%) of sales. During the nine months ended September 30, 2011, three customers accounted for 95% (50%, 23% and 22%) of sales.

Effective September 7, 2012, our customer Acceller transitioned their chat capability to in-house and no longer uses our services. During 2011, from July 12, 2011 - the date of merger - through December 31, 2011, Acceller accounted for 32% of revenue and 15% of gross profit. During the nine months ended September 30, 2012, Acceller accounted for 59% of revenue and 20% of gross profit.

NOTE C – FIXED ASSETS

As of September 30, 2012, fixed assets consisted of the following:

	September 30,	December 31,
	2012	2011
Computers and office equipment	$111,050	$107,445
Software	129,235	129,235
Leasehold improvements	1,719	1,719
Total fixed assets	242,004	238,399
Accumulated depreciation	(212,317)	(179,104)
Fixed assets, net	$29,687	$59,295

During the three months ended September 30, 2012 and 2011, the Company recognized $11,172 and $9,115, respectively in depreciation expense. During the nine months ended September 30, 2012 and 2011, the Company recognized $33,213 and $26,362, respectively in depreciation expense.

NOTE D - GOODWILL AND INTANGIBLE ASSETS

As a result of the purchase of RespondQ, LLC on July 12, 2011, the Company recognized $1,424,000 of intangible assets and $1,143,242 of goodwill, which represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired.

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE D - GOODWILL AND INTANGIBLE ASSETS (Continued)

Total intangible assets, which are being amortized, and goodwill consists of the following:

	September 30, 2012
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Customer relationships	$324,000	$(324,000)	$-	$-
Purchased technology	750,000	(291,667)	-	458,333
Marketing related	350,000	-	-	350,000
Goodwill	1,143,242	-	-	1,143,242
Total	$2,567,242	$(615,667)	$-	$1,951,575

The customer relationship intangible asset is being amortized on a straight-line basis over 12 months or the estimated useful life of that portion of the allocated purchase price of RespondQ, LLC whereas the purchased technology is being amortized over three years on a straight-line basis based on the estimated useful life of the technology purchased. The marketing related intangible asset relates to the trade name and internet domain name of RespondQ and, like goodwill, is not being amortized, but tested annually for impairment. No impairment of goodwill or intangible assets has been recorded. Amortization expense related to intangible assets was $89,500 and $376,502 during the three and nine months ended September 30, 2012.

NOTE E – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2012 consisted of $11,180 of health insurance premium reimbursement due to John Rizzo, former CEO, $28,983 of professional services and $394,846 of trade payables.

Accounts payable and accrued expenses at December 31, 2011 consisted of $9,180 of health insurance premium reimbursement due to John Rizzo, former CEO, for which six payments totaling $50,820 were made during 2011 with no other payments made since January 2007, $37,471 of professional services and $299,653 of trade payables.

Accrued compensation of $952,000 and $889,500 as of September 30, 2012 and December 31, 2011, respectively, represents amounts accrued and unpaid as of the related balance sheet date and due to our former CEO, John Rizzo.  Pursuant to Mr. Rizzo’s employment agreement(s) effective each year starting in January 2007, the Company has been and is obligated to pay Mr. Rizzo and annual salary of $250,000.  Mr. Rizzo, received 5,000,000 shares in lieu of salary for the fiscal year ended December 31, 2007 and $90,000 in cash payments during 2009.  Mr. Rizzo has received no other salary based cash payments.

NOTE F – NOTES

As of September 30, 2012, the Company had the following notes outstanding:

Convertible Promissory Notes – 3rd Party	September 30,	December 31,
	2012	2011
On July 10, 2012, The company received $100,000 from two separate parties. The terms of each $50,000 note is identical and provides for interest at 10% per annum, maturity date of January 10, 2013 and is convertible into shares of the Company at a fixed conversion price of $0.05 per share upon default. During the three months ended September 30, 2012, the Company recognized $2,247, respectively of interest expense.	$100,000	$-

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE F – NOTES (Continued)

Convertible Promissory Notes – 3rd Party (Continued)	September 30,	December 31,
	2012	2011
On June 29, 2012, The company received $25,000. The terms of the note provide for interest at 10% per annum, maturity date of January 10, 2013 and is convertible into shares of the Company at a fixed conversion price of $0.05 per share upon default. During the three months ended September 30, 2012, the Company recognized $630 of interest expense.	25,000	-

On July 12, 2011, the company issued a convertible promissory note in connection with the purchase of RespondQ, LLC. The note bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default. During the three and nine months ended September 30, 2012, the Company recognized interest expense of $1,764 and $5,255, respectively. As of September 30, 2012 the balance of accrued interest on this loan was $8,553.	70,000	70,000

On January 9, 2012, the company issued a convertible promissory note in the amount of $60,000. The terms of the note provide for interest at 12% per annum, maturity date of July 1, 2012 and is convertible into shares of the Company at a fixed conversion price of $0.15 per share. The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.15) being less than the closing stock price of $0.50 on the date of issuance, and the conversion feature being in-the-money.  Thus, the BCF has been determined based on the gross note amount, and recorded as a discount to reduce the carrying value of the note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $140,000 using the intrinsic value method.  Since this amount is greater than the $60,000 value of the note, the Company reduced the initial carry value of the note to zero effectively recording a BCF of $60,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.  This note is currently in default. During the three and nine months ended September 30, 2012, the Company recognized interest expense of $1,815 and $5,188, respectively. As of September 30, 2012 the balance of accrued interest on this loan was $5,188.
	60,000	-

Total Convertible Promissory Notes – 3rd Party	$255,000	$70,000

Interest expense related to the non-related party notes payable during the three months ended September 30, 2012 and 2011 was $6,456 and $1,192, respectively.Interest expense related to the non-related party notes payable during the nine months ended September 30, 2012 and 2011 was $13,319 and $3,538, respectively. As of September 30, 2012 and December 31, 2011, the Company had outstanding $16,618 and $3,299, respectively, of accrued interest due for non-related party notes payable.

During the year ended December 31, 2011, the Company: 1) issued a $70,000 convertible promissory note to Iselsa II, LLC (See table above); and 2) converted 100% of the debt held by three different parties, or $56,000 of principle and $4,904 of accrued interest into 243,616 shares of common stock.

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE F – NOTES (Continued)

Promissory Notes - Related Party	September 30,	December 31,
	2012	2011
Note payable to Bluewater Advisors, Inc. a company wholly owned by John Rizzo, our former CEO; convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, matured July 1, 2011 and is currently in default. During the three and nine months ended September 30, 2012, the Company recognized interest expense of $4,374 and $13,027, respectively. As of September 30, 2012 the balance of accrued interest on this loan was $45,259.	$192,812	$192,812

On July 12, 2011, the company issued a convertible promissory note in connection with the purchase of RespondQ, LLC. The note bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default. During the three and nine months ended September 30, 2012, the Company recognized interest expense of $756 and $2,252, respectively. As of September 30, 2012 the balance of accrued interest on this loan was $3,666.	30,000	30,000

Total Convertible Promissory Notes – Related Party	$222,812	$222,812

Interest expense related to our related party notes payable during the three months ended September 30, 2012 and 2011 was $5,130 and $4,374, respectively. Interest expense related to our related party notes payable during the nine months ended September 30, 2012 and 2011 was $15,279 and $12,979, respectively. As of September 30, 2012 and December 31, 2011, the Company has outstanding $48,925 and $33,647, respectively, of accrued interest due under the notes above.

During the year ended December 31, 2011, the Company issued a $30,000 convertible promissory note to Idiama, LLC (See table above) which is 100% owned by Mrs. Rizzo the spouse of our former CEO, John Rizzo and originated as part of the purchase price paid for RespondQ, LLC.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 10,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock have been issued as of September 30, 2012.

Common Stock Issued - Summary
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  During the year ended December 31, 2011, the Company issued 7,543,616 shares of common stock, including 5,000,000 as a part of the RespondQ, LLC purchase. During the nine months ended September 30, 2012, the Company issued 750,000 shares of common stock bringing the balance of shares outstanding to 28,593,613 as of September 30, 2012 compared to 27,843,613 and 20,319,997 as of December 31, 2011 and 2010, respectively.

Stock Issued for Debt Repayment
During the nine months ended September 30, 2012, no shares were issued in connection with the conversion of debt.

During the year ended December 31, 2011, the Company converted $56,000 of principle and $4,904 of accrued interest into 243,616 shares of restricted common stock.

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE G – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Cash
During the nine months ended September 30, 2012, the Company 1) issued 500,000 shares of common stock upon the exercise of options and received $50,000, and 2) issued 250,000 shares of common stock upon the exercise of warrants and received $25,000

During the year ended December 31, 2011, the Company 1) received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of common stock, and 2) received $80,000 upon the exercise of options to purchase 800,000 shares of common stock.

Stock Issued for Services
During the nine months ended September 30, 2012, the Company recognized $9,885 related to the 15,000 monthly restricted common share amount due to our interim CEO in exchange for his services. As of September 30, 2012, the interim CEO was due 75,000 shares which were not issued prior to the end of the most recent quarter, but which are included in the calculation of earnings per share as if issued.

During the year ended December 31, 2011, the Company issued 100,000 in exchange for services valued at $43,350 and rendered during 2011. Also, 125,000 shares that were to be issued to a former employee were canceled and related expense of $37,500 reversed in the current period.

NOTE H – WARRANTS

At September 30, 2012, the Company had 455,333 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held as follows:

		Exercise
Issuance	Number of	Price Per	Expiration
Date	Warrants	Warrant	Date
1/19/2010	36,000	$0.75	1/19/15
1/19/2010	56,000	$0.75	1/19/15
2/1/2010	13,333	$0.75	2/1/15
3/1/2010	350,000	$0.10	10/31/12
Total	455,333

During the nine months ended September 30, 2012, the holder of the 3/1/2010 warrants in the table above exercised 250,000 warrants resulting in the issuance of 250,000 restricted common shares and the receipt of $25,000

During the year ended December 31, 2011, the holder of the 3/1/2010 warrant in the table above exercised 400,000 warrants resulting in $40,000 to the company. Additionally, the Company modified one outstanding warrant to reduce the exercise price in order to induce the holder to exercise. Specifically, for 1,000,000 warrants the exercise price was reduced from $0.40 to $0.35. The holder then exercised 500,000 warrants resulting in $175,000 to the Company. Then, later in the year, in order to induce the same holder to exercise the remaining 500,000 warrants, the Company decreased the exercise price from $0.35 to $0.20. The holder then exercised 500,000 warrants resulting in $100,000 to the Company. As a result of the modifications, the Company determined the difference in the fair value of the warrants using the Black-Scholes Options Pricing Model and recorded $9,800 and $24,050 of stock compensation expense for the first and second modifications, respectively.

All the warrants issued through September 30, 2012 are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant.  Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model.

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

During the nine months ended September 30, 2012, the Company issued 500,000 shares of common stock pursuant to option exercises resulting in $50,000 to the Company

During the year ended December 31, 2011, the Company issued 800,000 shares of common stock pursuant to option exercises resulting in $80,000 to the Company, and canceled 825,000 options that expired due to termination of services by the related parties and their failure to exercise their respective options.

The following table summarizes information about options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of	Outstanding	Average	Average		Average
Exercise	At September 30,	Contractural	Exercise	Number	Exercise
Prices	2012	Life (years)	Price	Outstanding	Price

$0.40	1,000,000	4.75	$0.40	1,000,000	$0.40
0.25	1,250,000	4.25	0.25	1,250,000	0.25
0.10	887,500	4.75	0.10	887,500	0.10
0.05	242,500	4.75	0.05	242,500	0.05

Total	3,380,000	4.56	$0.24	3,380,000	$0.24

A summary of the Company’s stock option activity for the nine months ended September 30, 2012 and the year ended December 31, 2011 and related information follows:

ITRACKR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE I – 2007 LONG-TERM EQUITY INCENTIVE PLAN (Continued)

	Number of Options	Weighted Average Exercise Price ($)	Options Exerciseable as of	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2010	5,505,000	$0.18	December 31, 2010	5,505,000	$0.18
Forfeitures	(825,000)	$0.06	December 31, 2011	3,880,000	$0.22
Exercises	(800,000)	$0.10	September 30, 2012	3,380,000	$0.24
Outstanding at December 31, 2011	3,880,000	$0.22
Exercises	(500,000)	$0.10
Outstanding at September 30, 2012	3,380,000	$0.240

Available for grant at September 30, 2012	2,138,001

During the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, the Company recognized no compensation expense related to stock options.  From inception to date, the Company has recognized $178,844 of compensation expense related to stock options.

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

NOTE K - COMMITMENTS

Upon the purchase of RespondQ, LLC on July 12, 2011, the Company assumed a lease for office space originally entered into on January 17, 2011 and expiring on January 17, 2012. Through September 30, 2012, we were on a month-to-month rental basis. The lease required the Company to pay all executory costs such as maintenance and insurance totaling approximately $2,122 per month. Rent expense for the three months ended September 30, 2012 and 2011 was approximately $6,365 and $6,365, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was approximately $19,094 and $6,365, respectively. During September, we gave notice to the landlord and no longer rent these facilities. The Company has 3 full-time employees and operates virtually allowing us to save on rent. The Company maintains an executive office pursuant to a 12 month lease at a cost of $99 per month located at 2255 Glades Road, Suite 324A, Boca Raton, Florida, 33431.

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

Through our RespondQ chat communications platform, our customers are able to capture and analyze the substantial amount of online data we collect on their behalf while interacting with potential purchasers by employing a comprehensive suite of real-time, live interaction tools, including our proprietary chat application, live web statistics, live visitor engaging, live web analytics and real time support ticketing for both enterprise and single site users. Our chat platform's features are all geared to sales and customer service. We regularly add new features and functionality to our platform to further enhance value to our customers.

For the past three years, RespondQ has been focused on providing and refining our platform on a full service, pay for performance model in the home services vertical. Over the same period the chat industry has experienced significant growth in the monthly subscriber base of websites purchasing chat software for internal use. Now that our platform and technology are proven and refined, the Company is offering the RespondQ platform on a monthly subscription basis to those looking for a top shelf, self-service solution for a highly competitive price while continuing to offer pay for performance pricing for larger users.

Our iTrackr direct deals platform represents the latest evolution of the daily deal business model by combining the benefits of social networking, daily deals and couponing onto a technology platform that significantly enhances web presence and allows both the local business owner and the consumer to create and request personalized discounts on the fly. The premise of iTrackr is that consumers should drive discounts based on their specific desires and needs and be able to easily find those discounts any time no matter where they are.

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

Execution of our growth strategy requires adequate funding to be able to properly market our offerings. To date much of our expenditures have been focused on product development and administrative expenses and to a lesser extent on sales and marketing related activities. Historically, our primary sources of operating funds have been through the issuance of debt and equity. During the nine months ended September 30, 2012, we raised $260,000 from the exercise of derivatives and convertible promissory notes in the amount of $75,000 and $185,000, respectively. During the year ended December 31, 2011 we raised $395,000 from the exercise of warrants and options.

At September 30, 2012, iTrackr Systems had current assets of $175,426, including cash on hand of $39,472 and accounts receivable of $129,304 compared to accounts payable and accrued expenses of $435,009.  During the nine months ended September 30, 2012, the Company had revenue of $422,548 and net losses of $998,007, including $479,600 of non cash expense related to depreciation, amortization, stock compensation and amortization of a beneficial conversion feature.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ and subsequent improvements made to the related product offerings, the Company anticipated improved financial performance and increased sales. However, sales of our chat platform and related services have proved elusive and to require more funding than originally anticipated or currently available in our cash and accounts receivable balance. Our current cash on hand and accounts receivable totaling $168,776 is insufficient to continue operations for the next twelve months. We expect said funds will be sufficient to cover approximately 4-6 months of operations. To finance our growth strategy, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to reduce headcount, sell rights to its Chat platform technology, or license the rights to such technologies or products on terms that are less favorable to the Company than might otherwise be available.

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

Results of Operations

Three and Nine  Months Ended September 30, 2012 Compared With the Three and Nine Months Ended September 30, 2011.

Revenues

Our sales revenue represents the amounts charged to our customers on a monthly basis pursuant to contractual arrangements. Revenues for the three months ended September 30, 2012 were $131,593 compared to revenues of $231,783 for the three months ended September 30, 2011. Revenues for the nine months ended September 30, 2012 were $422,548 compared to revenues of $324,859 for the nine months ended September 30, 2011.  The $100,190 or 43% three month decrease is due to a change in the manner in which the Company billed Saveology. Through August 31, 2011, the Company billed Saveology for the total value of their services and remitted back to KG Information Systems Private Ltd. ("KG") the portion of revenue related to their support services. Beginning September 1, 2011, Saveology began paying KG directly and we bill Saveology the difference which has been approximately $14,000 to $15,000 per month with no related cost of sales.

The $97,689 or 30% nine month increase in revenue is due to the purchase of RespondQ, LLC on July 12, 2011 and related sales.

Cost of Revenue

During the three months ended September 30, 2012, cost of revenue was $75,369 or 57.3% of revenue resulting in a gross margin of 42.7% compared to the three months ended September 30, 2011 where cost of revenue was $129,893 or 56.0% of revenue resulting in a gross margin of 44.0%. During the nine months ended September 30, 2012, cost of revenue was $245,160 or 58.0% of revenue resulting in a gross margin of 42.0% compared to the nine months ended September 30, 2011 where cost of revenue was $129,893 or 40.0% of revenue resulting in a gross margin of 60.0%. Cost of revenue consists of amounts owed to KG Information Systems Private Ltd. ("KG") pursuant to services performed under a Master Services Agreement ("MSA") dated January 1, 2011 between KG and RespondQ. The MSA automatically renews on December 31, 2013 for successive 30 day periods. KG is a Business Process Outsource company ("BPO"). Under the MSA, KG is responsible for supplying the chat agents and tracking certain metrics related to the live chat sessions of our customers. KG sales agents primary goal is to initiate communications with website visitors through chat sessions on our customers websites and facilitate the close of a sale. The amount earned by KG is based on the number of sales of certain products made in a given month and to a lesser extent KG earns fees on a time and materials basis based on agent hours worked in a given month. The decrease in the nine month gross margin from 60.0% to 42.0% is largely due to the inclusion of sales prior to the inclusion of RespondQ during the first half of 2011 for which there was no cost of goods. The three month, 1.3%  decrease in the gross margin from 44.0% in 2011 to 42.7% in 2012 is due to slightly higher costs to KG.

Operating Expenses

Selling, General and Administrative.  Our selling, general and administrative ("SG&A") expenses consist of compensation and related expenses for sales, executive, accounting, legal and administrative personnel, as well as office, phone, rent, postage, banking and related overhead. SG&A expenses decreased by $14,893 to $106,367 during the three months ended September 30, 2012 compared to $121,260 during the three months ended September 30, 2011. SG&A expenses increased by $70,071 to $418,097 during the nine months ended September 30, 2012 compared to $348,026 during the nine months ended September 30, 2011. The three month year-over-year decrease is due to lower costs related to professional fees and personnel. The nine month year-over-year increase is due to increases in personnel, travel and facilities offset by decreased professional fees and general administrative costs. Moving forward, management expects SG&A costs to decrease as we pair down our operations to better align our costs and with revenue.

Operations.  Operations costs consist of costs related to compensation of internal and external network support staff, the cost of supporting our servers and network infrastructure as well as allocated occupancy costs and related overhead. Operations expenses increased to $45,782 during the three months ended September 30, 2012 compared to $32,692 during the three months ended September 30, 2011. Operations expenses increased to $144,241 during the nine months ended September 30, 2012 compared to $32,692 during the nine months ended September 30, 2011. The increase is primarily attributable to an increase in website and related server hosting, software licensing and network personnel costs.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for internal and external product development personnel and related costs. Product development expenses decreased by $25,644 to $14,746 during the three months ended September 30, 2012 compared to $40,390 during the three months ended September 30, 2011. Product development expenses decreased by $20,496 to $114,745 during the nine months ended September 30, 2012 compared to $135,241 during the nine months ended September 30, 2011. The decrease reflects the transition of the Company's products from development to commercialization.

Depreciation and Amortization.  Depreciation and amortization expense during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization	$89,500	$95,666	$376,502	$95,666
Depreciation	11,172	9,115	33,213	26,361
	$100,672	$104,781	$409,715	$122,027

Amortization relates to acquisition costs recorded as a result of our acquisition of RespondQ, LLC in July 2011 (See NOTE D - GOODWILL AND INTANGIBLE ASSETS to our financial statements for additional disclosure).

Nonoperating Income and (Expense)

During the three months ended September 30, 2012 and 2011, interest expense totaled $11,587 and $7,758, respectively. During the nine months ended September 30, 2012 and 2011, interest expense totaled $28,597 and $18,709, respectively. Interest expense increased due to higher average loan balances outstanding in 2012 compared to 2011. Additionally, during the nine months ended September 30, 2012 the Company recognized $60,000 of expense related to the beneficial conversion feature contained in the January 9, 2012 convertible promissory note (See NOTE F – NOTES to our financial statements for additional disclosure).

Net Loss and Net Loss per Share

During the three months ended September 30, 2012 and 2011, our net loss totaled $222,930 and $204,991, respectively, resulting in a net loss per share of $0.01 and $0.01, respectively. During the nine months ended September 30, 2012 and 2011, our net loss totaled $998,007 and $461,729, respectively resulting in a net loss per share of $0.04 and $0.02, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their being anti-dilutive.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including the sale of live chat services, the timing and cost of commercialization efforts, the cost of further developing our technologies, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

From inception to September 30, 2012, we have incurred an accumulated deficit of $5,970,703. This loss has been incurred through a combination of stock compensation of $1,203,901, professional fees and expenses supporting our plans to develop our business and brand our services as well as continued operating losses.

At September 30, 2012, iTrackr Systems had current assets of $175,426, including cash on hand of $39,472 and accounts receivable of $129,304 compared to accounts payable and accrued expenses of $435,009.  During the nine months ended September 30, 2012, the Company had revenue of $422,548 and net losses of $998,007, including $479,600 of non cash expense related to depreciation, amortization, stock compensation and amortization of a beneficial conversion feature.  iTrackr has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. On July 12, 2011, the Company purchased RespondQ, LLC. With the purchase of RespondQ and subsequent improvements made to the related product offerings, the Company anticipated improved financial performance and increased sales. However, sales of our chat platform and related services have proved elusive and to require more funding than originally anticipated or currently available in our cash and accounts receivable balance. Our current cash on hand and accounts receivable totaling $168,776 is insufficient to continue operations for the next twelve months. We expect said funds will be sufficient to cover approximately 4-6 months of operations. To finance our growth strategy, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Net cash used by operating activities was $347,062 during the nine months ended September 30, 2012 as compared to $162,613 during the nine months ended September 30, 2011.

Net cash used for investing activities was $3,605 during the nine months ended September 30, 2012 as compared to net cash provided by investing activities of $23,525 during the nine months ended September 30, 2011.

Net cash provided by financing activities was $260,000 during the nine months ended September 30, 2012 as compared to $175,000 during  the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, iTrackr Systems, Inc.:

•	Received $50,000 upon the exercise of options to purchase 500,000 shares of restricted common stock.
•	Received $25,000 upon the exercise of warrants to purchase 250,000 shares of restricted common stock.
•	Committed to issue 75,000 shares to our interim CEO in exchange for services valued at $9,885.

During the year ended December 31, 2011, iTrackr Systems, Inc.:

•	Received $315,000 upon the exercise of warrants to purchase 1,400,000 shares of restricted common stock;
•	Received $80,000 upon the exercise of stock options to purchase 800,000 shares of restricted common stock;
•	Converted $60,904 of notes payable and accrued interest into 243,616 shares of restricted common stock;
•	Issued 100,000 shares in exchange for services valued at $43,350; and
•	Issued 5,000,000 shares in conjunctions with the purchase of RespondQ, LLC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012, the company received $50,000 and issued 500,000 shares upon the exercise of an option; received $25,000 upon the exercise of warrants to purchase 250,000 shares of restricted common stock; and committed to issue 75,000 shares to our interim CEO in exchange for services valued at $9,885.

Item 3.  Defaults Upon Senior Securities.

Related party note payable to Bluewater Advisors, Inc. a company wholly owned by John Rizzo, our former CEO; convertible into common stock (conversion price 50% below the previous 10 day average closing price) upon default, bears interest at 9% per year, Matured July 1, 2011 and is currently in default. The total due under this note is $238,071 including principle of $192,812 and accrued interest of $45,259.

Related Party convertible promissory issued on July 12, 2011 in connection with the purchase of RespondQ, LLC. The note bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default. The total due under this note is $33,666 including principle of $30,000 and accrued interest of $3,666.

Convertible promissory issued on July 12, 2011 in connection with the purchase of RespondQ, LLC. The note bears interest at 10% per year, is convertible into shares of common stock upon default at a conversion price of $0.10 per share, matured October 12, 2011 and is currently in default. The total due under this note is $78,553 including principle of $70,000 and accrued interest of $8,553.

Convertible promissory issued on January 9, 2012 in the amount of $60,000. The note bears interest at 12% per year, is convertible into shares of the Company at a fixed conversion price of $0.15 per share and matured on July 1, 2012 and is currently in default. The total due under this note is $65,188 including principle of $60,000 and accrued interest of $5,188.

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
_________
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

ITRACKR SYSTEMS, INC.

Date: November 6, 2012	By:	/s/ Jacobo Melcer
Jacobo Melcer, Interim Chairman and Interim Chief Executive Officer (Principal Executive Officer)

	By	/s/ Justin Frere
Justin Frere, Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)